Form 10-Q
period 1996-03-31
OXFORD RESOURCES CORP
filed 1996-05-13
CIK 911570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549



                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                         Commission File Number 0-22830
                                                -------

                             OXFORD RESOURCES CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                                              11-2344427
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)              (IRS Employer ID)

270 South Service Road, Melville, NY                   11747
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)              (zip code)

(516) 777-8000
- - --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X .  No    .
   ---     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
     Class                              May 8, 1996
     -----                              --------------

Class A Common Stock                    7,115,662
Class B Common Stock                    7,724,000


                               Page 1 of 34 Pages
               Exhibit index located on sequential page number 32

                                TABLE OF CONTENTS

                                                                      Sequential
Part I         Financial Information                                    Page #
               ---------------------                                  ----------

     Item 1.   Financial Statements

               Consolidated Balance Sheets - As of
               March 31, 1996 and June 30, 1995 . . . . . . . . . . . . . . .  3

               Consolidated Statements of Income -
               Nine and three month periods ended
               March 31, 1996 and March 31, 1995  . . . . . . . . . . . . . .  4

               Consolidated Statement of Shareholders'
               Equity - Nine month period ended
               March 31, 1996   . . . . . . . . . . . . . . . . . . . . . . .  5

               Consolidated Statements of Cash Flows -
               Nine month periods ended
               March 31, 1996 and March 31, 1995  . . . . . . . . . . . . . .  6

               Notes to Consolidated Financial Statements . . . . . . . . . .  8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  9


Part II        Other Information
               -----------------

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   30

     Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . .   30

     Item 3.   Defaults upon Senior Securities  . . . . . . . . . . . . . .   30

     Item 4.   Submission of Matters to
               a Vote of Security Holders . . . . . . . . . . . . . . . . .   30

     Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . .   30

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   30

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

     Index of Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . .   32

     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

PART I    -    FINANCIAL INFORMATION
               ITEM 1 - FINANCIAL STATEMENTS

                                                                                              OXFORD RESOURCES CORP.
                                                                                                    AND SUBSIDIARIES
                                                                                         CONSOLIDATED BALANCE SHEETS
====================================================================================================================

                                                                         March 31,                     June 30,
                                                                           1996                          1995
                                                                        (Unaudited)
- - --------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                  $63,426,864                   $36,900,005
Available for sale securities, at market value                               7,171,712                        50,818
Net investment in automobile receivables                                    61,367,983                    22,946,755
Inventories and other assets                                                26,225,775                    23,436,913
Vehicles under operating leases - net                                    1,289,142,683                 1,076,545,431
Property and equipment, less accumulated depreciation                        9,263,838                     6,028,496
Restricted funds on deposit with banks
     (net of $33,340,193 and $30,724,151 of security deposits)               7,223,251                     4,341,079
Receivables from  related parties                                            2,837,732                     2,952,357
                                                                    ------------------- -----------------------------
                                                                        $1,466,659,838                $1,173,201,854
                                                                    =================== =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Accrued expenses and other liabilities                                $12,212,526                   $10,197,516
     Deferred income taxes                                                  21,762,915                    13,174,000
     Notes payable and obligations under capital leases -
         non-recourse                                                    1,347,160,665                 1,115,982,573
                                                                    ------------------- -----------------------------
          TOTAL LIABILITIES                                              1,381,136,106                 1,139,354,089
                                                                    ------------------- -----------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value  - shares authorized
          10,000,000; none issued                                           -                            -
     Common stock
       Class A, $.01 par value - shares authorized 62,000,000;
             issued 7,111,664 and 5,268,000                                     71,117                        52,680
       Class B, $.01 par value - shares authorized 8,000,000;
             issued 7,724,000 and 8,000,000                                     77,240                        80,000
     Additional paid-in capital                                             61,218,726                    24,478,801
     Retained earnings                                                      22,785,760                     9,236,284
     Unrealized appreciation on available for sale securities                1,370,889                             0
                                                                    ------------------- -----------------------------
          TOTAL SHAREHOLDERS' EQUITY                                        85,523,732                    33,847,765
                                                                    ------------------- -----------------------------
                                                                        $1,466,659,838                $1,173,201,854
                                                                    =================== =============================


See accompanying notes to consolidated financial statements.

                                                                                                    OXFORD RESOURCES CORP.
                                                                                                          AND SUBSIDIARIES
                                                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                                                               (UNAUDITED)
============================================================================================================================
                                                          Nine Months Ended                       Three Months Ended
                                                              March 31,                                March 31,
                                                         1996               1995             1996                  1995
- - ----------------------------------------------------------------------------------------------------------------------------
REVENUES:

     Rental income                                   $197,389,781      $162,185,690       $68,281,446            $56,239,994
     Interest and other income                         14,099,241         6,134,688         5,986,890              2,234,681
     Gain on vehicle dispositions
          and lease terminations                        3,400,433         4,089,596           410,624              1,702,653
     Servicing income                                   6,740,972         4,743,758         2,622,980              1,591,046
                                                  ----------------  ----------------------------------  ---------------------
         TOTAL REVENUES                               221,630,427       177,153,732        77,301,940             61,768,374
                                                  ----------------  ----------------------------------  ---------------------

EXPENSES:

     Selling, general and administrative               32,010,934        23,998,388        11,313,907              8,823,513
     Depreciation and amortization                     98,155,576        85,261,451        33,537,318             29,500,793
     Interest                                          69,250,441        52,671,904        24,295,245             18,540,096
                                                  ----------------  ------------------ ---------------  ---------------------
         TOTAL EXPENSES                               199,416,951       161,931,743        69,146,470             56,864,402
                                                  ----------------  ------------------ ---------------  ---------------------

INCOME BEFORE TAXES ON INCOME                          22,213,476        15,221,989         8,155,470              4,903,972
TAXES ON INCOME                                         8,664,000         5,936,000         3,181,000              1,912,000
                                                  ----------------  ------------------ ---------------  ---------------------
NET INCOME                                            $13,549,476        $9,285,989        $4,974,470             $2,991,972
                                                  ================  ================== ===============  =====================

PER SHARE DATA:
         Net income                                         $0.94             $0.70             $0.33                  $0.23
                                                  ================  =================  ===============  =====================

Weighted average number of common
     and common equivalent shares
     outstanding                                       14,425,933        13,276,811        15,058,670             13,294,432
                                                  ================  =================  ===============  =====================





See accompanying notes to consolidated financial statements.
                                                                        4

                                                                      OXFORD RESOURCES CORP.
                                                                            AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                 (UNAUDITED)
============================================================================================

                                                              Common Stock
                                           --------------------------------------------------
                                                   Class A                   Class B
                                           -----------------------   ------------------------


                                           Shares         Amount      Shares          Amount
- - ----------------------------------------------------------------------------------------------

Balance, July 1, 1995                    5,268,000      $52,680      8,000,000     $80,000

Issuance of common stock,
  net of underwriting discounts,
  commissions and public offering
  expenses of $2,482,538                 1,821,000       18,210       (276,000)     (2,760)


Redemption of stock options                 22,664          227              -           -

Unrealized appreciation on
  available for sale securities                  -            -              -           -

Net income                                       -            -              -           -
                                   -----------------------------------------------------------

Balance, March 31, 1996                  7,111,664      $71,117      7,724,000     $77,240
                                   ===========================================================


                                                                       Unrealized
                                                                      Appreciation
                                       Additional                     on Available        Total
                                         Paid-in       Retained          for Sale       Shareholders'
                                         Capital       Earnings         Securities        Equity
- - ---------------------------------------------------------------------------------------------------

Balance, July 1, 1995                  $24,478,801     $9,236,284          $0           $33,847,765

Issuance of common stock,
  net of underwriting discounts,
  commissions and public offering
  expenses of $2,482,538                36,513,262          -                            36,528,712


Redemption of stock options                226,663          -                               226,890


Unrealized appreciation on
  available for sale securities               -             -            1,370,889        1,370,889

Net income                                    -        13,549,476            -           13,549,476
                                    ---------------------------------------------------------------

Balance, March 31, 1996                $61,218,726    $22,785,760       $1,370,889      $85,523,732
                                    ===============================================================






See accompanying notes to consolidated financial statements.

                                                                                               OXFORD RESOURCES CORP.
                                                                                                     AND SUBSIDIARIES
                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                          (UNAUDITED)


Nine Months Ended March 31,                                                             1996                  1995
- - ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $13,549,476          $9,285,989
                                                                                  ------------------------------------

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization on vehicles under
            operating leases                                                           96,468,901          84,031,789
        Depreciation and amortization on property and equipment                         1,686,675           1,229,662
        Provision for possible losses                                                   5,786,928           2,705,425
        Accrued interest on retail installment contracts sold                          (1,525,734)           (974,191)
        Deferred income taxes                                                           8,588,915           5,861,000
        Gain on vehicle dispositions and lease terminations                            (3,400,433)         (4,089,596)
        Gain on sale of retail installment contracts                                   (7,543,060)         (1,735,434)

        Decrease (increase) in assets:
          Lease termination fees receivable                                            (4,379,679)         (3,735,533)
          Inventories and other assets                                                 (2,065,670)         (5,154,342)
          Retail installment contracts:
            Purchases                                                                (185,839,613)        (52,546,362)
            Sales                                                                     158,116,375          50,089,538
            Dealer commissions paid                                                    (6,862,486)         (1,848,370)
            Transactions costs paid including hedge gain(loss)                             76,598            (433,047)
            Principal collections on contracts held for sale                            5,651,760           2,824,200
            Initial deposits to spread account                                         (3,162,327)           (438,895)
            Additions to spread account                                                  (810,067)         (1,233,072)
            Withdrawls from spread account                                              1,765,707             494,958
        Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                   2,022,129           1,288,436
                                                                                  ---------------- -------------------
        TOTAL ADJUSTMENTS                                                              64,574,919          76,336,167
                                                                                  ---------------- -------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                      78,124,395          85,622,156
                                                                                  ---------------- -------------------






See accompanying notes to consolidated financial statements.

                                                                                   OXFORD RESOURCES CORP.
                                                                                         AND SUBSIDIARIES
                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              (UNAUDITED)


Nine Months Ended March 31,                                                       1996                1995
- - -------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                        (5,750,005)                   0
     Purchase of vehicles under operating leases                            (443,261,712)        (341,849,166)
     Proceeds from dispositions of vehicles
        under operating leases                                               137,126,491          104,940,595
     Retained subordinated investment in
        retail installment contracts sold                                     (4,743,491)          (1,698,127)
     Collections on retained subordinated investment                           2,980,374            1,966,424
     Increase in net investment in automobile receivables                       (392,891)                   0
     Capital expenditures                                                     (4,922,017)          (2,556,687)
     Repayment of (increase in) receivables from related parties                 114,625              141,131
                                                                         ----------------      ---------------
          NET CASH USED IN INVESTING ACTIVITIES                             (318,848,626)        (239,055,830)
                                                                         ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and obligations under
          capital leases  -  non-recourse                                    483,704,429          364,076,055
     Principal payments on notes payable and obligations under
          capital leases  -  non-recourse                                   (252,526,337)        (213,942,476)
     (Increase) decrease in restricted funds on deposit with banks              (675,485)            (103,558)
     Principal payments on notes payable and obligations under
          capital leases                                                          (7,119)             (43,062)
     Issuance of common stock                                                 36,755,602                    0
                                                                         ----------------      ---------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                          267,251,090          149,986,959
                                                                         ----------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          26,526,859           (3,446,715)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                36,900,005           26,158,082
                                                                         ----------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $63,426,864          $22,711,367
                                                                         ================      ===============




See accompanying notes to consolidated financial statements.

                                                       OXFORD RESOURCES CORP.
                                                            AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management all necessary adjustments (consisting only of normal recurring accruals) have been included for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission ("SEC") for the year ended June 30, 1995.

2)   AVAILABLE FOR SALE SECURITIES, AT MARKET VALUE

     The Company classifies and accounts for investments in marketable securities as available- for-sale since it is not the Company's objective to generate profits on short-term differences in price. Unrealized holding gains and losses (determined by specific identification) on investments are carried as a separate component of shareholders' equity.

3)   SHAREHOLDERS' EQUITY

     On October 19, 1995, the Company consummated a public offering of 2,645,000 shares (including 1,200,000 primary shares, 345,000 primary shares sold by the Company upon the exercise by the Underwriters of an over-allotment option granted to them and 1,100,000 secondary shares ) of its Class A common stock. The Company recorded the sale by it of an aggregate of 1,545,000 shares of Class A common stock at the public offering price of $25.25 per share less underwriting discounts, commissions and public offering expenses in the aggregate of $2,482,538 for total proceeds of $36,528,712.

     Additionally, in conjunction with the public offering, certain shareholders converted an aggregate of 276,000 shares of Class B common stock into an equal number of shares of Class A common stock, which were sold in the public offering.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
         ------------------------------------------------

General

     Oxford Resources Corp. ("Oxford") is a specialized automobile finance company engaged primarily in the leasing of automobiles to individuals, servicing such leases during their term and remarketing the automobiles upon the expiration of the leases. Oxford and its direct and indirect subsidiaries are hereinafter referred to as the "Company." The Company currently originates leases in 19 states through approximately 1,200 manufacturer-franchised automobile dealers. The Company also markets an indirect automobile lending program in 16 states in which it originates retail installment contracts in connection with the sale of new and used vehicles by automobile dealers.

     All of the leases which the Company originates are operating leases. At the inception of a lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the Company's balance sheet under the caption "vehicles under operating leases-net." Each vehicle is depreciated on a straight-line basis over the lease term down to an amount equal to the Company's previous estimate of the projected value of the vehicle at the end of the lease term (the "Residual"). Lease payments are recognized ratably as rent income over the term of the lease.

     The Company finances substantially all of its leases, on a lease-by-lease basis, for the duration of the lease term at a fixed interest rate and enters into a note in connection with each lease with the bank or financial institution financing such lease (the banks and financial institutions which finance the Company's leases are hereinafter referred to collectively as the "Lenders") for the amount financed. The Lender financing a lease assumes all credit risk for the duration of the lease term. Because the Company's borrowing cost is lower than the implicit rate it builds into the lease payment stream, the Company earns a spread. The Company receives the present value of the spread in cash from the Lender at the time of financing by financing each lease at a premium to the net lease asset. The amount financed by the Lender is calculated such that during the lease term, the lessee's monthly payments are sufficient to (i) pay all interest due at the Company's borrowing rate on the outstanding portion of the note and (ii) amortize the note, so that at the end of the scheduled lease term, the remaining principal balance of the note is equal to the Residual for the related vehicle.

     The Company receives the full premium in cash at the time of financing. In the Company's financial statements this premium (net of the associated capitalized initial direct costs) is recognized as income over the term of the lease in the form of the difference between (i) rent income and (ii) depreciation of vehicles under operating leases and interest expense. The premium, however, is not earned evenly over the lease term. In each subsequent month during the lease term, a greater portion of the premium is recognized than in the prior month. At any point in time, the difference between the unpaid note balance and the net book value of the vehicle represents the premium which was received in cash but has not yet been recognized as income. The following table sets forth the aggregate amount of the non-recourse notes and capital lease obligations, the net book value of vehicles under operating leases and the resulting unearned premium associated with the existing lease portfolio.

                                     At March 31,
                                  ------------------
                                   1996          1995
                                   ----          ----
                                     (in thousands)

 Notes payable and capital
  lease obligations - non-
  recourse  . . . . . . . .     $1,347,161  $1,022,375
 Receivables from Lenders
  and other (1) . . . . . .         10,683      21,389
 Net book value of
  vehicles under
  operating leases . . . .      (1,279,061)   (978,170)
                                -----------   ---------
 Unearned premium  . . . .      $   78,783    $ 65,594
                                ==========    ========
_________________________________

(1) "Receivables from Lenders and other" represents those leases which have been submitted to the Lenders for funding in the ordinary course of business, but for which the Company has not received the cash as of the dates indicated and those leases which have been partially or not funded by a Lender.

     The lease premium to be recognized on the Company's existing portfolio is determined for the remainder of the term of the existing leases for a number of reasons. First, the rent income and the depreciation expense in each lease and the interest rate on the note financing each lease are all fixed for the duration of the lease term. Second, when leases terminate prior to their scheduled termination due to a lessee default as a result of a repossession of, casualty to or theft of the vehicle, the Company's lease premium is not impacted since the resulting credit losses are absorbed by the Lenders due to the non-recourse nature of the notes and capital lease obligations. Third, a lease which terminates prior to its scheduled termination as a result of the voluntary purchase of the vehicle by the lessee or the permitted voluntary early termination of a lease in accordance with its terms only accelerates the recognition of the unearned premium. In such case, the Company recognizes a gain on the disposal of the vehicle equal to the disposition proceeds less the net book value of the vehicle and such gain will exceed the unearned lease premium.

     For leases which terminate prior to their scheduled termination due to a lessee default in connection with a repossession of, casualty to or theft of the vehicle, the Company applies the sale or insurance proceeds and any other recoveries realized with respect to the vehicle, to extinguish the related non-recourse obligation which financed such lease. The Company is contractually permitted to do this on defaulted leases since its financings are non-recourse during the lease term and the Company's only obligation is to remit the resulting proceeds to the Lender, up to the outstanding balance of the obligation. The Company records the difference between the disposition proceeds and the net book value of the vehicle as a loss (or gain, on occasion) on the defaulted lease and recognizes an offsetting gain from the early extinguishment of the related non-recourse obligation at a discount to its principal balance. Such gain equals the credit loss transferred to and incurred by the Lender on the defaulted lease and will always exceed the loss to the Company by an amount equal to the remaining unearned premium related to the lease (i.e., the amount by which the related non-recourse obligation exceeds the net book value of the vehicle). The excess of the gain over the loss is recorded in "gain on vehicle dispositions and lease terminations" in the Company's Consolidated Statements of Income.

     The following table represents the total losses and associated offsetting gains realized by the Company on defaulted leases in each of the periods indicated:


                          Nine Months                Three Months
                             Ended                      Ended
                           March 31,                  March 31,
                         ---------------            -------------
                         1996       1995            1996     1995
                         ----       ----            ----     ----
                                     (in thousands)

Gain on
 extinguishment of
 non-recourse
 obligations . . . . . .   $1,308    $891           $478     $212
Credit losses on
 lessee defaults
 and physical losses . .    1,008     623            405      148
                            -----     ---            ---      ---
Net gain . . . . . . . .   $  300     $268          $ 73     $ 64
                           ======     ====          ====     ====


     These gains from the early extinguishment of non-recourse borrowings are equal to the credit losses incurred by the Lenders and therefore represent the benefit the Company realized from effectively transferring the credit risk associated with its leasing operations to the Lenders through the use of non-recourse borrowings. The Company incurs a cost to derive this benefit from transferring credit risk in the form of interest expense which is higher than that which would be incurred if the Company used recourse borrowings.

     The strict application of Statement of Financial Accounting Standards No. 4 ("SFAS No. 4") would require that the gains on early extinguishment of non-recourse obligations be presented as an extraordinary item, net of related income taxes. The Company records the gain on debt extinguishment as part of continuing operations because (i) such terminations occur frequently in the ordinary course of the Company's business, (ii) each leased vehicle is pledged individually and separately to a corresponding non-recourse obligation and, therefore, the elimination of both the asset and the corresponding liability on early termination is linked together, and (iii) such presentation more properly matches the cost in the form of higher interest expense, which the Company incurs to transfer credit risk to the Lenders, with the associated benefit of such risk transfer. Such benefit is the gain on early extinguishment of the non-recourse obligations which represents the credit losses transferred to and incurred by the Lenders. The Company believes that to reflect the gain on the debt extinguishment as an extraordinary item, as prescribed by SFAS No. 4, would result in a mismatched and misleading presentation insofar as it would not properly portray the direct association between these gains and the other income statement effects of these early terminations, as presented above. Accordingly, these gains are included, together with other gains and losses from early terminations and scheduled terminations, in income from continuing operations. This presentation has no effect on net income or shareholders' equity.

     The Company's leases generally have terms of 24, 36, 48 or 60 months. The following table sets forth the weighted average original term of leases originated by the Company for the periods indicated:

                                         Nine Months Ended March 31,
                                   ----------------------------------------
                                        1996                     1995
                                        ----                     ----
                                                  (in months)

Weighted average original lease term    35.0                     37.9

          The Company's decrease in the weighted average original term from the nine months ended March 31, 1995 to the nine months ended March 31, 1996 is the result of an increasing proportion of 24 and 36 month leases in the Company's lease originations. This decrease in term is influenced by numerous factors, including the desire of automobile manufacturers to shorten the lease period and thereby increase demand for new automobiles, the advertising related thereto and the increased consumer acceptance of shorter lease terms.

     The following table sets forth for the Company's lease portfolio the lease delinquencies at March 31, 1996 and 1995 and credit losses for the three month periods ended March 31, 1996 and 1995. The credit loss data set forth above and below and the lease delinquency data set forth below is for illustrative purposes only. Delinquency and credit loss performance may in the future be influenced by numerous factors, including economic factors. There can be no assurance that the Company's future delinquency or credit loss performance with respect to its existing lease portfolio, nor such performance with respect to leases originated by the Company in the future, will be similar to or consistent with that set forth herein.

                                   At March 31,
                          ---------------------------
                          1996                   1995
                          ----                   ----

 Lease delinquencies(1)   .67%                   .65%




                           Three Months Ended March 31,
                          ----------------------------
                          1996                   1995
                          ----                   ----

 Lease credit losses(2)   .14%                   .08%


__________________________________
(1) Represents the number of leases which are contractually past due 30 days or more, expressed as a percent of the number of leases in the portfolio.
(2) Credit losses are borne by the Lenders under the Company's non-recourse borrowing arrangements. Figures presented represent the total dollars of net credit losses incurred by the Lenders (proceeds less unpaid principal balance of notes payable and obligations under capital leases - non-recourse) in proportion to the average aggregate unpaid principal balance of non-recourse notes payable and obligations under capital leases associated with such lease portfolio. Credit loss percentages have been annualized.

     At the end of the scheduled lease term, the Company is obligated to dispose of the off-lease vehicle and pay to the Lender the remaining note balance which is equal to the Residual. If a lease terminates prior to its scheduled term, under the terms of its agreements with the Lenders, the Company has no obligation to pay the Residual or any other predetermined amount. The Company recognizes a gain or loss on vehicle disposition at scheduled lease termination if proceeds and/or other recoveries are more or less than the previously estimated Residual. Consequently, the Company's obligation to dispose of the off-lease vehicles is an important aspect of its operations. The Company seeks to manage its Residual risk through a variety of strategies, including (i) focusing on the leasing of vehicle models which the Company believes will have a broad appeal in the used car market and (ii) utilizing multiple remarketing channels including sales and re-leases to lessees and third parties referred by lessees, sales through unaffiliated dealers on a consignment basis, sales directly to dealers and wholesalers and sales through regional auctions. From time to time, the Company has acquired selected used vehicles for re-sale.

     The following table sets forth, for each of the periods indicated, the number and percentage of vehicles which reached scheduled termination or which were purchased by the Company for re-sale, which were remarketed by the Company in each of the Company's remarketing channels.

                                         Three Months Ended March 31,
                                         ----------------------------
                                        1996                    1995
                                  ----------------         ----------------
                                  Number   Percent         Number   Percent
                                  ------   -------         ------   -------

 Remarketing method
   Vehicles sold or re-leased to
       lessees or third parties
       referred by lessees . . .   2,212    54.7%          1,639      46.1%

   Consignment/Retail (1)  . . .     147     3.6             250       7.0

   Wholesale . . . . . . . . . .   1,684    41.7           1,666      46.9
                                   -----   ------          ------    -----
       Total . . . . . . . . . .   4,043   100.0%          3,555     100.0%
                                  ======   ======          =====    =======

 _________________________

(1) Includes sales through its network of unaffiliated dealers on a consignment basis.


                                          Nine Months Ended March 31,
                                          ---------------------------
                                        1996                      1995
                                  ----------------         -----------------
                                  Number   Percent         Number    Percent
                                  ------   -------         ------    -------
 Remarketing method
   Vehicles sold or re-leased to
       lessees or third parties
       referred by lessees . . .   5,566    54.2%         4,122     46.3%


   Consignment/Retail (1)  . . .     654     6.4          1,239     13.9

   Wholesale . . . . . . . . . .   4,053    39.4          3,546     39.8
                                  ------   ------         -----    ------
       Total . . . . . . . . . .  10,273   100.0%         8,907    100.0%
                                  ======   ======         =====    ======
 _________________________

(1) Includes sales through its network of unaffiliated dealers on a consignment basis and, for 1995, retail sales through the Company's own retail automobile sales operations which were discontinued in December 1994.


     The number and percentage of vehicles sold or re-leased to lessees and third parties referred by lessees and sold through the Company's other remarketing channels relative to the total number of vehicles remarketed will vary from quarter to quarter due to factors including changes in the used automobile market in general and in the management of the Company's overall vehicle inventory.

     The Company engages in indirect automobile lending by purchasing retail installment contracts from manufacturer-franchised automobile dealers in 16 states, which contracts are originated in connection with the sale of new and used motor vehicles by such dealers. The Company began marketing its current indirect lending program to dealers in fiscal 1994. Prior thereto, the Company had originated retail installment contracts solely in conjunction with the sale of its off-lease vehicles.


     The following table sets forth information regarding the Company's serviced retail installment contract portfolio:

                                       Nine Months Ended March 31,
                                 ------------------------------------------
                                         1996                   1995
                                 --------------------   -------------------

                                 Net Dollar            Net Dollar
                                  Amount(1)   Number    Amount(1)  Number
                                  ---------   ------    ---------  ------
                                          (dollars in thousands)

      Balance serviced,
        beginning of period(2)    $113,490  11,809      $68,288   7,197

       Originations   . . . .      185,840  11,995       52,546   4,322
       Runoff   . . . . . . .      (49,360) (2,852)     (24,680) (1,240)
                                   -------  -------     -------  -------
      Balance serviced,
        end of period(2)  . .     $249,970  20,952      $96,154  10,279
                                  ========  ======      =======  ======




      Balance held for sale,
        end of period(3)  . .      $28,043   1,848      $ 7,220     642

      Retail installment
        contracts sold in
        period:
         Amount   . . . . . . .   $158,116  10,418      $50,090   4,245

      Weighted average
          coupon(4) . . . . .        13.8%                14.9%

      Gain on sale as a per-
        centage of dollar amount
        of retail installment
        contracts sold  . . .         4.8%                 3.5%
     _____________________________________________________
     (1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold.
     (2)  Net of unearned interest.
     (3)  Included in retail installment contracts serviced.  See footnote (1).
     (4) Weighted average coupon represents the weighted average, based on dollar amount, of the annual percentage rates of the retail installment contracts sold for the respective periods.

                                      Three Months Ended March 31,
                               -------------------------------------------
                                       1996                    1995
                               -------------------      ------------------
                               Net Dollar               Net Dollar
                                Amount(1)   Number       Amount(1)  Number
                               ----------   ------      ----------  ------
                                         (dollars in thousands)

 Balance serviced,
   beginning of period (2)     $191,085     17,060       $84,669      9,087

 Originations . . . . . . .      79,712      5,043        20,760      1,662
 Runoff . . . . . . . . . .     (20,827)    (1,151)       (9,275)      (470)
                                --------   --------       -------     ------
 Balance serviced,
   end of period(2)  . . . .   $249,970     20,952       $96,154      10,279
                               ========     ======       =======      ======




 Balance held for sale,
   end of period(3)  . . . .   $ 28,043      1,848       $ 7,220         642

 Retail installment
   contracts sold in period:
    Amount . . . . . . . . .   $ 68,506      4,408       $21,945       1,822

 Weighted average
    coupon(4)  . . . . . . .      13.5%                    14.9%

 Gain on sale as a
   percentage of
   dollar amount of retail
   installment contracts
   sold  . . . . . . . . . . .     4.5%                     3.6%
___________________________________

(1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold.
(2)  Net of unearned interest.
(3)  Included in retail installment contracts serviced.  See footnote (1).
(4) Weighted average coupon represents the weighted average, based on dollar amount, of the annual percentage rates of the retail installment contracts sold for the respective periods.


     The following tables set forth certain information with respect to (i) the delinquency of retail installment contracts serviced by the Company, including those held by the Company and those which have been sold (based on payments which are 60 days or more past due) for each of the periods presented and
(ii) the credit loss experience of such portfolio for the periods presented. Because the Company has only limited historical experience with respect to its indirect automobile lending program, the delinquency and credit loss experience to date may not be indicative of future performance. Delinquency and credit loss performance in the future with respect to the Company's indirect automobile lending program may be influenced by numerous factors, including economic factors. There can be no assurance that the Company's future delinquency or credit loss performance with respect to its existing retail installment contract portfolio, nor such performance with respect to retail installment contracts originated by the Company in the future, will be similar to or consistent with that set forth in the tables.

                                                        At March 31,
                                                   ---------------------
                                                   1996             1995
                                                   ----             ----
                                                 (dollars in thousands)(1)

       Balance of retail installment contracts
        outstanding  . . . . . . . . . . . . .    $249,970         $96,154
       Balance of retail installment contracts
        contractually past due 60 days or more       1,142             669
       Percentage past due . . . . . . . . . .        .46%            .70%
      _____________________________
(1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Balances are presented on a net basis (i.e., do not include unearned interest).


                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                       1996             1995
                                                       ----             ----
                                                   (dollars in thousands)(1)
       Net credit losses . . . . . . . . . . . . .   $1,390            $983
       As a percentage of average principal amount
         of contract balances outstanding  . . . .    1.04%            1.59%

_____________________________
(1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Credit loss percentages have been annualized.

     Prior to fiscal 1994, the Company originated retail installment contracts only in connection with the sale of its off-lease vehicles. In fiscal 1994, the Company introduced its current indirect automobile lending program to unaffiliated automobile dealers in connection with the sale of their new and used vehicles. Since (i) the current program has higher credit underwriting standards than those under the Company's prior program and (ii) the current program has accounted for an increasing percentage of the Company's serviced retail installment contract portfolio, the Company's delinquency and net credit loss percentages declined from the nine month period ended March 31, 1995 to the nine month period ended March 31, 1996. In the nine month period ended March 31, 1996, substantially all of the Company's retail installment contracts were originated through the Company's indirect automobile lending program.

     In the ordinary course of its business, the Company sells substantially all of the retail installment contracts that it originates on either a securitized or whole loan basis. While the Company currently expects that most of the future sales will be on a securitized basis, the Company may utilize either of these two methods, depending upon the relative benefits of each structure to the Company at a given time.

     At such time that the Company sells its retail installment contracts, a gain on sale is recognized and reflected in "Interest and other income" on the Company's statement of income, which is calculated on each sale through a determination of the present value of the estimated future amounts to be realized by the Company. These amounts consider estimates of all cash flows which will arise in relation to the sale transaction including servicing fees, payments to investors in the transaction (including to the Company with respect to any retained subordinated investment), credit enhancement expenses, transaction fees and expenses (including any gain or loss on any hedge transaction engaged in by the Company in connection with such sale), credit losses, prepayments and dealer commissions. The gain on sale is reflected in the balance sheet as "retained financial interest" included in "net investment in automobile receivables."

     The amount of gain on sale which the Company recognizes upon the sale of retail installment contracts is based, in part, on estimates of the amount and timing of future credit losses and prepayments. The rate of losses will be influenced by a variety of economic and other factors, including general economic conditions and unemployment rates. The rate of prepayments will also be influenced by a variety of economic and other factors, including general levels of interest rates and the frequency with which consumers replace their automobiles. Consequently, the Company's estimates may be subject to change. There can be no assurance that the rate of future credit losses or prepayments will not exceed the Company's estimations or historical experience. The Company continually assesses its methodology and previous estimates as additional information becomes available. The carrying value of the Company's retained financial interest may be adjusted periodically to reflect differences between previous estimates and actual credit losses and prepayment rates at each balance sheet date using the same discount factor used in the original determination of the receivable. If actual credit losses or prepayments on retail installment contracts were to exceed the previous estimates used in calculating the related gain on sale and retained financial interest, the Company would experience a loss and a corresponding write-down of the carrying value of the Company's retained financial interest. While the Company does not expect future changes in its methodology or future levels of actual credit losses and prepayments to have a significantly adverse effect on the carrying value of the retained financial interest, there can be no assurance that such effect will not occur. Periodic comparison of actual experience to previous estimates may, however, result in adjustments to that asset.

     Due to the recognition of earnings from the gain on sale resulting from the sale of its retail installment contracts, the Company's reported earnings during a particular period will be impacted by the amount and timing of additional sales which the

Company may consummate in such future periods. Variations to quarterly earnings will result in relation to the amount and timing of the completion of such retail installment contract sale transactions.

     When the Company sells retail installment contracts, it provides additional credit enhancement by retaining subordinated investments in such contracts and/or by establishing a restricted cash spread account (a "cash spread account"). Such retained subordinated investments are reflected on the balance sheet as "retained subordinated investments" within "net investment in automobile receivables" and any cash spread accounts are reflected in the balance sheet as "restricted funds on deposit with banks."

     For income tax purposes, the Company treats its leases, other than those financed by two of the Lenders, as operating leases which, through depreciation deductions, generate tax benefits for the Company by giving rise to net operating losses ("NOLs"). These tax benefits have historically allowed the Company to defer the cash payment of a significant portion of its income tax liability. The leases which are financed by the remaining two Lenders are financed on a tax transfer basis and, therefore, the entire lease premium is recognized immediately upon financing. Other than with respect to the treatment of the leases for income tax purposes, the Company's financial arrangements with such two Lenders are similar in substance to those financed with the other Lenders. For financial reporting purposes, no material distinction is drawn between the arrangements with such two Lenders and the Company's other Lenders.

     As a result of operating losses caused primarily by the tax treatment of its leases, the Company had $94.1 million in NOL carryforwards for tax reporting purposes at June 30, 1995. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the taxable income of the Company available for offset by NOL carryforwards and certain built-in tax losses will be subject to an annual limitation (the "382 Limitation") if an "ownership change" occurs. An ownership change would occur if the total percentage of stock of the Company owned by one or more "5-percent shareholders" (taking into account certain aggregation and segregation rules) increases by more than 50 percentage points during any three year period. If such an ownership change were to occur, the 382 Limitation would equal the value of the Company immediately before the ownership change, subject to certain adjustments, multiplied by the long term tax-exempt rate (as defined in Section 382), which for March 1996 was 5.31%.
To the extent the 382 Limitation exceeded the federal taxable income of the Company for a given year, the 382 Limitation for the subsequent year would be increased by such excess. The Company's NOL carryforwards, except to the extent of certain built-in tax gains, would be disallowed entirely if the Company failed to satisfy the continuity of business enterprise requirement for the two year period following such an ownership change. Under the continuity of business enterprise requirement, the Company must either continue its historical business or use a significant portion of its pre-ownership change assets in a business.

     Once financed or sold, the Company's leases and retail installment contracts, respectively, are not affected by future interest rate fluctuations. For leases, both the implicit rate in each lease and the Company's cost of funds (i.e., the interest rate on the note payable financing such lease) are fixed for the duration of the lease term. For retail installment contracts, both the contract rate and the pass-through rate, which is determined at the time of the sale, are fixed for the duration of the contract period.

     For leases and retail installment contracts, the Company is exposed to interest rate risk during the holding period between the time that a lease or contract is originated and the time that it is financed or sold. The Company typically holds leases prior to financing for less than a month. Any changes in the Company's borrowing rates affect only new leases submitted for financing after the date of change. In the case of retail installment contracts, holding periods are generally longer than for leases and can be for up to six months.
If market interest rates were to increase in a period in which the Company was holding an inventory of retail installment contracts prior to their sale, the Company would recognize a reduction in the amount of gain subsequently realized on the sale of such contracts. In the event that the Company utilizes different financing structures for its leases and retail installment contracts in the future, the Company may hold such leases and retail installment contracts for a longer period prior to finance or sale. While the Company intends to engage in additional transactions for the sale of its retail installment contract originations there can be no assurance that any such transactions will be consummated or of the timing thereof. The gain realized from a particular sale transaction would be negatively impacted if, prior thereto, market interest rates increased. From time to time, the Company utilizes hedging strategies that are intended to decrease the impact of changes in market interest rates on the gains realized from the sale of its retail installment contracts. These strategies will not consistently or completely offset adverse interest rate movements, during periods when the Company holds retail installment contracts prior to their sale. When calculating the gain on any sale of retail installment contracts, the Company includes in such gain any gain or loss on associated hedging transactions.

     The Company continues to test-market a used automobile leasing program. While the Company intends to continue to test-market, and possibly expand, this leasing program, there can be no assurance that this program will become a material part of the Company's business or results of operations.

Results of Operations

     The following table sets forth information with respect to the Company's sources of revenue for the three and nine month periods ended March 31, 1996 and 1995.


                                   Nine Months Ended                       Three Months Ended
                                       March 31,                               March 31,
                          -----------------------------------    --------------------------------------
                                  1996              1995                  1996              1995
                          ----------------- -----------------    ----------------  --------------------
                                                     (dollars in thousands)

 Rental income . . . . .  $197,390   89.1%   $162,186   91.5%     $68,281  88.3%   $56,240      91.1%
 Interest and other
  income . . . . . . . .    14,099    6.4       6,135    3.5        5,987   7.8      2,235       3.6
 Gain on vehicle
  dispositions and lease
  terminations . . . . .     3,400    1.5       4,089    2.3          411    .5      1,702       2.7
 Servicing income  . . .     6,741    3.0       4,744    2.7        2,623   3.4      1,591       2.6
                           -------   ----    --------   -----     ------- ------   -------       ----

    Total revenues . . .  $221,630  100.0%   $177,154  100.0%     $77,302 100.0%   $61,768     100.0%
                          ========  ======   ========  ======     ======= ======   =======    =======

     Three months ended March 31, 1996 compared to three months ended March 31, 1995

     Revenues for the three months ended March 31, 1996 increased to $77.3 million from $61.8 million for the three months ended March 31, 1995, representing an increase of 25.1%.

     Rental income for the three months ended March 31, 1996 increased to $68.3 million from $56.2 million for the same three month period in the prior fiscal year, representing an increase of 21.4%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. At March 31, 1996, the Company's lease portfolio had increased to $1.3 billion (82,186 leases) from $989.3 million (63,199 leases) at March 31, 1995, representing an increase of 30.3%. For the three months ended March 31, 1996, the Company originated $147.2 million of leases (8,934 leases), an increase of 25.1% over the $117.7 million of leases (5,703 leases) originated in the same period in the prior fiscal year.

     Interest and other income for the three months ended March 31, 1996 increased to $6.0 million from $2.2 million for the same three month period in the prior fiscal year, representing an increase of 167.9%. This increase was primarily attributable to an increase in the gain on sale of retail installment contracts sold. The gain on sale of retail installment contracts sold for the three month period ended March 31, 1996 increased to $3.1 million from $789,000 for the three month period ended March 31, 1995. If the Company increases its originations of retail installment contracts in the future, interest and other income could grow due to increases in interest income on retail installment contracts held for sale and due to the associated gain on sale of such contracts. Interest and other income would vary quarter to quarter due to the timing of such sales and the realization of associated gain on sale income.

     Gain on vehicle dispositions and lease terminations for the three months ended March 31, 1996 decreased to $411,000 from $1.7 million for the same period in the prior fiscal year, representing a decrease of 75.9%. This decrease was due to the lower average sales prices realized by the Company on the disposition of its off-lease vehicles relative to their residual values due to reduced vehicle demand primarily as a result of the harsh winter conditions in the Northeast, where the Company's remarketing efforts are concentrated. The decrease was also due to the decrease in the percentage of off-lease vehicles sold by the Company on a consignment basis during the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. The total number of vehicles remarketed, including off-lease and repossessed vehicles, for the three month periods ended March 31, 1996 and 1995 was 4,311 and 3,745, respectively. Direct vehicle repair and marketing costs associated with such sales decreased to $1.4 million from $1.7 million, and are included in selling, general and administrative expenses. The decrease in such expenses per vehicle was primarily due to the increase in the percentage of off-lease vehicles which were sold or re-leased to the lessees or third parties referred by the lessees, and the decrease in the percentage of off-lease vehicles which were sold on a consignment basis.

     Servicing income for the three months ended March 31, 1996 increased to $2.6 million from $1.6 million for the three months ended March 31, 1995, representing an increase of 64.9%. This increase was attributable to the increase in the number of leases and retail installment contracts serviced by the Company.

     Total expenses for the three months ended March 31, 1996 increased to $69.1 million from $56.9 million for the same period in the prior fiscal year, representing an increase of 21.6%.

     Substantially all of the Company's depreciation and amortization expense is derived from the straight line depreciation and amortization of the Company's vehicles under operating leases and capitalized initial direct costs, respectively. Depreciation and amortization expense directly associated with the Company's leased vehicles, for the three month period ended March 31, 1996, increased to $32.9 million from $29.1 million for the same period in the prior fiscal year, representing an increase of 13.0%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from March 31, 1996 to March 31, 1995.

     Substantially all of the Company's interest expense is the cost of the borrowings attributable to the aggregate lease portfolio. Interest expense directly associated with the Company's lease borrowings, for the three month period ended March 31, 1996, increased to $24.2 million from $18.5 million for the same period in the prior fiscal year, representing an increase of 30.9%.

The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio. At
March 31, 1996, such aggregate non-recourse borrowings had increased to $1.3 billion from $1.0 billion at March 31, 1995, representing an increase of 31.8%.

     Selling, general and administrative expenses for the three month period ended March 31, 1996 increased to $11.3 million from $8.8 million for the same period in the prior fiscal year, representing an increase of 28.2%. This increase was primarily due to the increased costs associated with the increased lease and loan originations for the three month period ended March 31, 1996 over the same period in the previous fiscal year and from servicing such expanded lease and loan portfolios.

     As a result of the above factors, net income for the three month period ended March 31, 1996 increased to $5.0 million from $3.0 million for the same period in the prior fiscal year, representing an increase of 66.3%.

     Nine months ended March 31, 1996 compared to nine months ended March 31,
1995

     Revenues for the nine months ended March 31, 1996 increased to $221.6 million from $177.2 million for the nine months ended March 31, 1995, representing an increase of 25.1%.

     Rental income for the nine months ended March 31, 1996 increased to $197.4 million from $162.2 million for the same nine month period in the prior fiscal year, representing an increase of 21.7%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. For the nine months ended March 31, 1996, the Company originated $443.3 million of leases (25,799 leases), an increase of 29.7% over the $341.8 million of leases (17,148 leases) originated in the same period in the prior fiscal year.

     Interest and other income for the nine months ended March 31, 1996 increased to $14.1 million from $6.1 million for the same nine month period in the prior fiscal year, representing an increase of 129.8%. This increase was primarily attributable to an increase in the gain on sale of retail installment contracts sold. The gain on sale of retail installment contracts sold for the nine month period ended March 31, 1996 increased to $7.5 million from $1.7 million for the nine month period ended March 31, 1995.

     Gain on vehicle dispositions and lease terminations for the nine months ended March 31, 1996 decreased to $3.4 million from $4.1 million for the same nine month period in the prior fiscal year. This decrease was due to the lower average sales prices realized by the Company on the disposition of its off-lease vehicles relative to their residual values due to reduced vehicle demand primarily as a result of the harsh winter conditions in the Northeast, where the Company's remarketing efforts are concentrated. The decrease was also due to the decrease in the percentage of off-lease vehicles sold by the Company on a consignment basis during the nine month period ended March 31, 1996 compared to the nine month period ended March 31, 1995. The total number of vehicles remarketed, including off-lease and repossessed vehicles, increased to 10,977 for the nine month period ended March 31, 1996 from 9,537 for the nine month period ended March 31, 1995 and direct vehicle repair and marketing costs associated with such sales decreased to $3.7 million from $4.1 million, and are included in selling, general and administrative expenses. The decrease in such expenses per vehicle was primarily due to the increase in the percentage of off-lease vehicles which were sold or re-leased to the lessees or third parties referred by the lessees, and the decrease in the percentage of off-lease vehicles which were sold on a consignment basis.

     Servicing income for the nine months ended March 31, 1996 increased to $6.7 million from $4.7 million for the nine months ended March 31, 1995, representing an increase of 42.1%. This increase was attributable to the increase in the number of leases and retail installment contracts serviced by the Company.

     Total expenses for the nine months ended March 31, 1996 increased to $199.4 million from $161.9 million for the same period in the prior fiscal year, representing an increase of 23.1%.

     Depreciation and amortization expense directly associated with the Company's leased vehicles, for the nine month period ended March 31, 1996, increased to $96.5 million from $84.0 million for the same period in the prior fiscal year, representing an increase of 14.8%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from March 31, 1995 to March 31, 1996.

     Interest expense directly associated with the Company's lease borrowings, for the nine month period ended March 31, 1996, increased to $69.2 million from $52.6 million for the same period in the prior fiscal year, representing an increase of 31.4%. The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio.

     Selling, general and administrative expenses for the nine month period ended March 31, 1996 increased to $32.0 million from $24.0 million for the same period in the prior fiscal year, representing an increase of 33.4%. This increase was primarily due to the increased costs associated with the increased lease and loan originations for the nine month period ended March 31, 1996 over the same period in the previous fiscal year and from servicing such expanded lease and loan portfolios.

     As a result of the above factors, net income for the nine month period ended March 31, 1996 increased to $13.5 million from $9.3 million for the same period in the prior fiscal year, representing an increase of 45.9%.

Liquidity and Capital Resources


     The following table sets forth the major components of the increase (decrease) in cash and cash equivalents:


                                           Nine Months Ended March 31,
                                           --------------------------
                                                 1996         1995
                                                 ----         ----
                                                  (in thousands)
 Net cash provided by operating activities     $ 78,124      $85,622
 Net cash used in investing activities . .     (318,848)    (239,056)
 Net cash provided by financing activities      267,251      149,987
                                               --------     --------
   Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . .     $ 26,527      ($3,447)
                                               ========     =========


     The Company's net cash provided by operating activities in the periods indicated above has been significantly greater than its net income. Included in the net cash provided by operating activities is net income plus non-cash adjustments aggregating $64.6 million and $76.3 million for the nine months ended March 31, 1996 and 1995, respectively. Depreciation expense was the major component of such non-cash adjustments in each period.

     The Company's most significant uses of cash include the purchase of vehicles subject to operating leases and the principal payments on "notes payable - non-recourse." The cash used to purchase vehicles is generated by the Company's financing such leases on a non-recourse basis with various Lenders.
At March 31, 1996, the Company's non-recourse borrowings associated with its vehicles under operating leases aggregated $1.3 billion. The Company has no binding commitments from any Lender to fund future leases nor has the Company committed to provide lease receivables to any Lender.

     Furthermore, the Company's ability to finance substantially all of its leases at a premium to the respective vehicle costs provides a substantial source of cash. The following table sets forth information regarding the net excess cash derived from financing its lease originations during each period indicated.

                                                   Nine Months Ended March 31,
                                                   ---------------------------
                                                        1996            1995
                                                        ----            ----
                                                         (in thousands)

 Proceeds from notes payable and obligations
   under capital leases - non-recourse(1)  . .      $476,491        $356,916

 Purchases of vehicles under operating
    leases(2)  . . . . . . . . . . . . . . . .       436,314         326,523
                                                     -------        ---------
   Total net cash proceeds . . . . . . . . . .      $ 40,177        $ 30,393
                                                    ========        =========
_________________________________
(1) Excludes those leases which have been partially funded by a Lender representing proceeds of $7.2 million for each of the nine months ended March 31, 1996 and 1995.
(2) Excludes those leases which have been partially or not funded by a Lender representing purchases of vehicles under operating leases of $6.9 million and $15.3 million for the nine months ended March 31, 1996 and 1995, respectively.

     The cash used for principal payments on notes payable - non-recourse is principally generated from the pass-through of monthly lease payments which are pledged as collateral to the notes and from the proceeds realized from the disposal of vehicles. The Company is obligated to dispose of those vehicles which reach scheduled lease termination and to pay their associated Residuals to the Lenders. The Company expects to realize proceeds from the remarketing of such corresponding vehicles in an amount sufficient to pay such Residuals, although there can be no assurances that it will be able to do so.

     During the nine month period ended March 31, 1996, the Company also used cash (i) to purchase retail installment contracts, including the payment of dealer commissions, (ii) to provide credit enhancement with respect to the sale of retail installment contracts and (iii) to finance its inventory of off-lease automobiles.

     In order to facilitate the purchase of motor vehicle retail installment contracts, the Company has sold substantially all of its retail installment contracts in securitization transactions and on a whole loan basis. During the nine months ended March 31, 1996, the Company purchased and sold, respectively,
$185.8 million and $158.1 million of retail installment contracts.   The
difference between the amount originated and sold during such period is primarily due to the timing of retail installment contract sale transactions. The Company has never had any difficulty in selling its retail installment contracts on terms favorable to the Company, although there can be no assurance that it will be able to continue to do so. The Company expects to continue to sell, primarily on a securitized basis, substantially all of the retail installment contracts it originates, but there can be no assurance that any such transactions will be consummated. Whether or not any such transactions are consummated in the future, and the timing thereof, is dependent upon numerous factors, including the new and used automobile sale market, the general interest rate environment, market competition, the condition of the asset-backed securitization markets and the Company's ability to warehouse any retail installment contracts originated by it.

     During the three month period ended March 31, 1996, the Company negotiated an increase in its commercial paper conduit facility to provide the Company with up to $250.0 million of availability to securitize its retail installment contract originations through March 31, 1997. The Company sold approximately $158.1 million of retail installment contracts to such facility during the nine months ended March 31, 1996. The Company intends to sell additional retail installment contracts into such facility in the future, subject to prevailing interest rates and other factors. After giving effect to the $68.5 million of retail installment contracts sold to the facility during the three month period ended March 31, 1996, the Company has $77.9 million of remaining availability under such facility.

     The Company requires a substantial amount of cash to purchase retail installment contracts and to hold them prior to sale. Historically, the Company has funded such activity with available cash. As retail installment contract originations continue to grow, the Company expects that it will need to obtain interim warehouse funding. No assurance can be made that such financing will be obtainable on favorable terms.

     The Company also utilizes cash both to fund dealer commissions in connection with the origination of retail installment contracts and to fund credit enhancement associated with the sale of such contracts either in the form of retained subordinated investments and/or cash spread accounts. For the nine months ended March 31, 1996, dealer commissions associated with the Company's retail installment contract originations were $7.2 million. With respect to retail installment contracts sold in the nine months ended March 31, 1996, initial deposits to cash spread accounts and retained subordinated investments in such contracts sold totalled $7.9 million. The indirect automobile lending operations generate cash flow from collections on retained subordinated investments and withdrawals from cash spread accounts (i.e., excess cash flow). Such cash flow is available to fund the Company's dealer commissions, retained subordinated investments and cash spread accounts. For the nine months ended March 31, 1996, excess cash flow and collections on retained subordinated investments received by the Company from previously sold contracts were, in the aggregate, $3.5 million. Excess cash flow and collections on retained subordinated investments to be realized by the Company in the future from contracts previously sold are expected to enable the Company to recover the retained financial interest, retained subordinated investments and cash spread accounts associated with such sold contracts. As retail installment contract originations continue to grow, the Company expects to fund dealer commissions and credit enhancement from available cash, excess cash flow and collections on retained subordinated investments from contracts previously sold. Although the Company believes it will be able to obtain financing and achieve liquidity (including through any required warehousing arrangements) adequate to support its current and future indirect automobile lending operations, there can be no assurance that it will be able to do so.

     The Company enters into hedging transactions from time to time in an attempt to reduce its exposure to interest rate risk during the period that the Company holds retail installment contracts prior to their sale. By entering into such hedging transactions, the Company attempts to obtain an inverse relationship between the value of the retail installment contracts held for sale and the value of the hedge positions entered into by the Company when market interest rates change. This includes certain risks created by the cash versus non-cash relationship of the hedging instruments and the related sale of the retail installment contracts. This relationship arises because the hedging instruments are settled with current cash payments while the gain associated with the sale of the retail installment contracts represents the present value of estimated future cash flows. In the event that losses result from hedging transactions, the resulting cash payments would adversely impact the Company's liquidity.

     The Company's vehicle inventory at March 31, 1996 was $13.6 million as compared to $19.8 million at March 31, 1995. Because the Company expects to increase the number of vehicles sold in each of the next several years due to an increasing number of vehicles reaching scheduled lease termination, vehicle inventories are expected to increase. The Company expects to finance its vehicles held for sale with its revolving credit facilities and available cash.

     The Company maintains a $3.0 million revolving credit facility at an interest rate of prime plus 1.0% to finance automobile inventory held for sale. At March 31, 1996, the Company had an aggregate availability under the facility of $3.0 million. The Company also maintains an additional $10.0 million line of credit facility at an interest rate of prime rate to finance its automobile inventory held for sale. At March 31, 1996, the Company had an aggregate availability under the facility of $10.0 million.

     The Company incurred capital expenditures of $4.9 million in the nine months ended March 31, 1996. The Company is continuing to review and upgrade its current computer data processing and servicing systems and expects to continue to invest capital to obtain new hardware and software for such systems. The Company also expects to make certain additional capital improvements to its new reconditioning and remarketing facility during the current quarter and beyond. In addition, the Company is considering the possibility of relocating some or all of its corporate headquarters to additional space or a larger facility due to space limitations at its current corporate headquarters. If the Company does so, it may be required to expend capital to acquire and/or refurbish (if necessary) such new space. The Company has no other material commitments for capital expenditures.

     The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash derived from its operating and financing activities will be sufficient to meet its cash requirements and implement its business plan through the end of fiscal 1996.


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings -  Not Applicable.
         -----------------

Item 2.  Changes in Securities - Not Applicable.
         ---------------------

Item 3.  Defaults Upon Senior Securities - Not Applicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders -
         ---------------------------------------------------
     Not Applicable.

Item 5.  Other Information - Not Applicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------

     Please see Index of Exhibits following the signature page of this Report.

     (b) Reports on Form 8-K
         -------------------

     The Company was not required to file a current report on Form 8-K during the quarter ended March 31, 1996 and none were filed during that period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OXFORD RESOURCES CORP.
                         (Registrant)

Date: May 9, 1996        By  Christopher S. Pascucci
                            -------------------------
                            Christopher S. Pascucci
                            Executive Vice President &
                            Chief Financial Officer


                         Signing on behalf of the registrant
                         and as principal financial officer

                                INDEX OF EXHIBITS


                                                                      Sequential
Exhibit Number           Description                                    Page No.
- - --------------           -----------                                  ----------


    11         Statement of Computation of Net                             33
               Income Per Common Share

    27         Financial Data Schedule                                     34