Form 10-K
period 1996-06-30
OXFORD RESOURCES CORP
filed 1996-09-27
CIK 911570

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended JUNE 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

                         Commission File Number 0-22830

                             OXFORD RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

NEW YORK                                                              11-2344427
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)             (IRS Employer ID No.)

270 SOUTH SERVICE ROAD, MELVILLE, NY                                      11747
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)

(516) 777-8000
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          None

Securities registered pursuant to Section 12(g) of the Act:

          CLASS A COMMON STOCK, $.01 PAR VALUE
          ------------------------------------
                  (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __


                             Cover Page 1 of 2 Pages

      The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant as of August 31, 1996 was approximately $136,561,600.

      As of August 31, 1996, the Registrant had outstanding 7,115,662 shares of Class A Common Stock, par value $.01 per share, and 7,724,000 shares of Class B Common Stock, par value $.01 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE


Document                                     Form 10-K Reference
- --------                                     -------------------

The definitive Proxy Statement               Part III
 for the 1996 Annual Meeting of
 Shareholders (to be filed on or
 about October 1, 1996).












                             Cover Page 2 of 2 Pages


                          Sequential Page 1 of 122 Pages
               Exhibit index located on sequential page number 67

                                     PART I
ITEM 1.  BUSINESS

      GENERAL

     Oxford Resources Corp. ("Oxford") was incorporated under the laws of the State of New York in 1974 as a wholly-owned subsidiary of Trexar Corp. ("Trexar"), a Delaware corporation, and has been engaged in the automobile leasing business since 1979. On December 10, 1993, Trexar and certain of Trexar's direct and indirect subsidiaries merged into Oxford (the "Merger"). Oxford and its consolidated subsidiaries and, prior to the Merger, Trexar and its consolidated subsidiaries, including Oxford, are referred to in this Report as the "Company." The Company's principal executive offices are located at 270 South Service Road, Melville, New York 11747 and its telephone number is (516) 777-8000.

     The Company is a specialized automobile finance company engaged primarily in the leasing of new and used automobiles (including passenger cars, minivans, sport/utility vehicles and light trucks) to individuals, servicing such leases during their term and remarketing the automobiles upon the expiration of the leases. The Company also markets an indirect automobile lending program in which it enters into or purchases (each hereinafter referred to, as the case may be, as "originates") retail installment contracts (referred to herein as "Contracts") in connection with the sale of vehicles by automobile dealers.

     The Company has experienced consistent growth over the past five fiscal years, during which period the Company's annual lease originations increased from $248.1 million to $580.2 million and its lease portfolio increased from $576.5 million to $1.3 billion. Over the same period, the Company's total revenues increased from $152.9 million to $301.3 million and income from continuing operations increased from $397,000 to $18.9 million.

     FORWARD-LOOKING STATEMENTS

     The matters discussed in this Report contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Report and the Company's other filings with the Securities and Exchange Commission.

     BUSINESS STRATEGY

     The Company's business strategy with respect to its leasing operations is to (i) provide personal and attentive service to the automobile dealers in its network, substantially all of which are manufacturer-franchised, (ii) lease automobiles primarily to high quality credit applicants in order to continue to build a lease portfolio with low credit loss rates, (iii) finance its lease portfolio on a non-recourse basis during the scheduled lease term and (iv) manage its risk relating to the Company's realization of its estimate at lease inception of the projected value of the vehicle at the scheduled end of the lease term (the "Residual").

     The Company began marketing its current indirect lending program to selected dealers in fiscal 1994 and intends to offer the program to dealers in all of its leasing markets. The Company generally focuses on originating Contracts with prime quality credit obligors. The Company entered the indirect automobile lending business to take advantage of numerous areas of synergy with its existing leasing operations and to provide its dealers with additional financing alternatives. The Company believes that as its indirect automobile lending operations continue to grow, the Company will achieve operating efficiencies by using its dealer relationships, financing capabilities and credit and servicing operations for both its leasing and indirect lending products.


     DEALER RELATIONSHIPS AND MARKETING

     The Company originates substantially all of its leases through its network of approximately 1,200 automobile dealers located in 19 states. The Company currently originates its Contracts through approximately 1,000 automobile dealers located in 16 states. Many of these dealers participate in both the Company's leasing and indirect lending programs.

     The Company is dependant upon its existing dealer relationships for substantially all of its lease and Contract originations. The dealer relationships are initiated and maintained through the Company's sales representatives, each of whom has extensive experience in the automobile finance industry. Each sales representative is generally responsible for servicing dealers within a specific geographic area.

     Generally, the Company's sales representatives meet with their assigned active dealers on an on-going basis. Each sales representative works closely with the dealers in preparing credit applications for approval and explaining the Company's credit criteria and credit determinations. The Company's credit department maintains business hours that generally coincide with those of most dealerships and seeks to respond to completed credit applications within two hours of submission to the Company.

     The Company offers leases on many makes and models of automobiles. Honda Accords and Civics represented 42.3% and 12.0%, respectively, and Nissan Altimas represented 13.7% of the vehicles in the Company's lease portfolio at June 30, 1996. Among current models of new vehicles, the Accord, Civic and Altima have many of the characteristics which the Company currently emphasizes in its leasing operations, including, without limitation, attractive retail price, historical mechanical reliability and used automobile remarketing potential. No other vehicle model represented more than 10% of the number of vehicles in the Company's lease portfolio at June 30, 1996.

     In its indirect automobile lending program, the Company purchases each Contract at its face value. For each Contract, the Company determines a minimum interest rate (the "Buy Rate") based on the term of the Contract, the age of the vehicle and the credit quality of the obligor. Subject to limits imposed by the

Company, the dealer may write a Contract at an interest rate (the "Contract Rate") higher than the Company's Buy Rate. To the extent that the Contract Rate on the Contract exceeds the Company's Buy Rate, the Company pays the dealer a portion of such excess interest as a dealer commission ("Dealer Commission"). Such commission is generally paid at the end of the month in which the Company purchases the Contract. The Company is generally permitted to charge back such Dealer Commission in the event of a default under or prepayment of the Contract in the first 90 days of the life of the Contract. Beyond such time, the dealers are entitled to retain the entire Dealer Commission.

     CREDIT PRACTICES AND PORTFOLIO PERFORMANCE

     The Company investigates and evaluates against its underwriting standards the creditworthiness of all applicants for leases and Contracts. Separate groups of credit analysts review lease and Contract applications. Each applicant must provide information regarding, among other things, employment, income, credit and residential history. Applicants must demonstrate residence and employment stability, ability to pay based both on income level and certain debt to income ratios developed by the Company and a positive credit history, including comparable borrowing experience. Employment and, where feasible, income are independently verified by the Company and the applicant's credit history is analyzed by obtaining a credit report on the applicant from an independent credit bureau. The foregoing procedures provide the general basis for the Company's credit analysts' decisions. Certain of the leases and Contracts entered into by the Company may not, however, meet each of the Company's credit specifications. The credit guidelines used by the Company in its indirect automobile lending operations are generally broader than the guidelines used in its leasing operations. These guidelines reflect the general characteristics of new and used automobile financing, including downpayment requirements and a lower average amount financed for used vehicles than for new vehicles.


     VEHICLE REMARKETING AND RESIDUAL VALUES

     The Company's remarketing operations have a substantial impact on its earnings and cash flows. Under the Company's agreements with the banks and financial institutions which finance its leases (the "Lenders"), at the end of the scheduled term of each lease the Company is obligated to dispose of the vehicle and to remit to the applicable Lender the remaining balance owed to such Lender with respect to such lease, which is equal to the vehicle's Residual. To the extent that proceeds from the disposition of a vehicle exceed its net book value (which equals its Residual at the scheduled termination of the lease), the Company recognizes a gain, and to the extent that such proceeds are less than its net book value, the Company recognizes a loss. As a result, the estimation of Residuals at lease inception is an important aspect of the Company's operations.

     Residuals are regularly set by the Company for each model vehicle for which it has a lease program based upon the Company's estimate of the projected value of a vehicle at the end of the lease term, taking into account such factors as a vehicle's make and model, its remarketing and mechanical history, new automobile price increases for the model, the term of the lease and how the automobile is equipped.

     If the Company were to realize significant aggregate losses on the disposition of off-lease vehicles, there would be a material adverse effect on the Company. The Company's ability to realize disposition proceeds approximating the net book value of its off-lease vehicles will be substantially determined by (i) the accuracy of the Residuals and (ii) the Company's ability to effectively remarket its off-lease vehicles. The Company will be obligated to remarket a significantly greater number of vehicles in each of the next several years than in the past, reflecting the growth of its leasing operations. The foregoing is a forward-looking statement and there can be no assurance that such increased remarketing volume will not have a material adverse effect on the Company nor that the Company will be able to realize disposition proceeds approximating the net book value.

     Since 1983, the Company has maintained primary layer residual value insurance with carriers rated "AAA" by Standard & Poor's Corporation ("S&P"). The Company also currently maintains excess layer residual value insurance with a carrier rated "A" by S&P. This insurance provides the Company with protection in the event that proceeds from the remarketing of off-lease vehicles are not sufficient to pay the associated Residuals. Each of the policies covers the vehicles leased during each policy year for the term of the leases. Although the Company has never made a claim under its residual value insurance policies, there can be no assurance that it will not make such claims in the future or that it will be able to secure any such coverage in the future. If aggregate claims are in excess of the applicable policy limits, they would not be fully covered by such policies. In addition, payment under the policies is subject to certain deductibles and other conditions. The making of significant claims could result in the non-renewal of such policies, which could have a material adverse effect on the Company's ability to finance its future lease originations on substantially the same basis as in the past. Notwithstanding the non-renewal of such policies, the Company's policies provide that all vehicles under lease which are covered at the time of non-renewal would continue to be covered until the vehicles are disposed of at the end of their respective scheduled lease terms.

     SERVICING AND COLLECTIONS

     The Company services substantially all of the leases and Contracts it originates (even after the Contracts are sold). As part of its servicing obligations, the Company generally is required to print and provide to the lessees and Contract obligors coupon books for their payments, collect amounts due, process all payments received inclusive of any applicable taxes and remit to the proper parties certain of the amounts received. The Company also obtains appropriate vehicle registrations and titles for all leased vehicles, ensures that the appropriate liens and security interests are established, tracks compliance with insurance requirements, negotiates and handles claims with insurance companies, remits all sales taxes on lease payments to the appropriate taxing authorities, and provides related services. The Company is also required by the Lenders and purchasers of its Contracts to generate certain reports pertaining to the leases or Contracts. In exchange for providing these services, the Company receives servicing fees and is generally entitled to retain all late fees and similar charges.

     The Company attempts to enhance the performance of its lease and Contract portfolios and thereby minimize the credit risks to the Lenders and the purchasers of its Contracts, by maintaining timely, consistent and direct customer contact. When a default does occur, collections and repossessions are handled by the Company's collection department. Upon a payment default on a lease or Contract and after passage of the applicable grace period, the Company, according to established procedures, mails written notices to the defaulting customer and attempts to contact the customer directly by phone. Once contact is established, the collection department will work with the customer until the default is cured. If contact is not made or the default is not satisfactorily cured, the Company will proceed to repossess the vehicle. The Company will repossess the vehicle upon a determination that there is a risk of not recovering the vehicle, but generally effects repossession no later than 120 days after the default. Repossessed vehicles are offered by the Company at public sale after the giving of notice to the lessee or obligor and sold by the Company in a commercially reasonable manner.


     FINANCING CAPABILITY

     LEASE FINANCING

     The Company's lease financing capabilities include its historical ability to (i) receive financing from a number of Lenders,(ii) borrow on a non-recourse basis during the lease term and (iii) borrow funds at favorable rates due to, among other things, the high credit quality of its lessees.

     During the fiscal year ended June 30, 1996, the Company financed its leases pursuant to individual agreements with 41 Lenders. Approximately 44.8% of the dollar amount of the leases originated by the Company in fiscal 1996 were financed by two Lenders. The Company believes that it should be able to continue to finance leases on the same or similar terms as it has in the past. The foregoing is a forward-looking statement and, although the Company believes that it can replace its existing financing sources with other lenders of comparable size, stability, lending capacity and reputation, there can be no assurance that the Company will be able to do so, or that it will be able to do so on terms comparable to those it currently has with the Lenders.

     The financial arrangements with three of the Lenders result in the Company's receipt of advantageous interest rates from such Lenders in exchange for the Company's transfer of certain tax advantages. The Company entered into these arrangements as a means of gaining economic benefit from depreciation tax deductions that it otherwise may not use. The number of leases financed through each of the various Lenders is based, in part, on the Company's strategy for the use of its tax deductions for the depreciation of vehicles.


     SALE OF CONTRACTS

     To finance the Contracts originated by the Company, the Company has pooled and sold substantially all of the Contracts that it has originated either in securitization transactions or on a private whole-loan basis. Since March 1995, the Company has sold its Contracts only in securitization transactions. The Company intends to continue to pool and sell substantially all of the Contracts that it originates in securitization transactions. The foregoing is a forward-looking statement and there can be no assurance that the Company will be able to do so on terms and conditions favorable to it or consistent with its past securitization transactions, if at all.

COMPETITION

     The Company competes in the automobile financing industry with other leasing companies and providers of other forms of automobile financing. The consumer automobile financing business is highly competitive and the Company competes for dealer business on the basis of both pricing and service. The Company's competitors include captive finance companies affiliated with automobile manufacturers (such as American Honda Finance Company, Ford Motor Credit Corporation and General Motors Acceptance Corporation), a variety of local, regional and national finance companies (including General Electric Credit Corporation), commercial banks, savings and loans and other consumer lenders such as industrial thrifts and credit unions. Many of these competitors have significantly greater financial, technical and marketing resources and market share than the Company. Certain competitors (including the captive automobile finance companies) from time to time offer aggressive leasing and financing programs at below market pricing to promote the sale of certain vehicle models. The Company attempts not to compete with such companies on their heavily promoted vehicles by focusing its marketing on vehicle models which it believes do not receive such aggressive pricing. The Company's relationships with its dealers are not exclusive and many of the Company's competitors have long-standing relationships with such dealers and, unlike the Company, many of such competitors provide additional forms of financing to such dealers, including dealer floor plan financing.

     The Company competes in the automobile leasing business by (i) providing personal and attentive service to the automobile dealers through which it originates leases, (ii) focusing its lease effort on high quality credit applicants which has resulted in the Company's low historical level of delinquencies and credit losses on its lease portfolio, (iii) financing its lease portfolio on a non-recourse basis during the scheduled term and (iv) utilizing several strategies to manage its risk relating to the Residuals on its off-lease vehicles.

     The Company believes that there are several important elements for a company to compete successfully in the automobile leasing business. Potential competitors would need (i) access to sufficient capital to finance its leases,
(ii) a network of dealers providing a steady flow of lease applications, (iii) credit analysis expertise, (iv) expertise in asset management related to vehicle ownership, (v) specialized lease servicing systems and operations, (vi) expertise in estimating residual values and (vii) expertise in remarketing used automobiles. While many banks, financial institutions and other competitors have entered the market in the past, initially generating significant lease volume and capturing market share, the Company believes that many such competitors have discontinued their leasing business due to lack of and difficulty in developing one or more of such elements. Certain banks and financial institutions are, however, in the leasing market and compete with the Company in their respective geographic areas of concentration. While there are certain barriers to entry, there can be no assurances that other banks, financial institutions or other potential competitors cannot successfully develop such a business in the future.

     The Company competes in the indirect automobile lending business by providing personal and attentive service to the dealers in this program through its sales representatives and by utilizing securitization of its Contracts to assist the Company in financing such business at a favorable cost of capital.

REGULATORY MATTERS

     The Company's operations are subject to extensive supervision and regulation under federal, state and local laws, rules and regulations. In addition, the Company is required to obtain and maintain certain licenses and qualifications in the states in which it operates its businesses, and is subject to laws, rules and regulations in each such state. For example, in those states where the Company is engaged in its indirect automobile lending program, the Company is subject to requirements limiting the interest rates which it charges and mandating specific retail financing disclosures, as well as the requirement in certain states for the Company to be licensed as a sales finance company.

     Numerous proposals are and have been from time to time under consideration in Congress, certain federal regulatory agencies and certain state legislatures, which would impose greater regulation and requirements on the Company's leasing and lending activities. The Company believes that it would be able to comply with any such new requirements. The foregoing statement is a forward-looking statement and such requirements could have a material adverse effect on the Company's activities and results of operations. The Company is unable to predict whether any such legislation or regulations will be enacted and, if enacted, whether they would be in a form currently or previously proposed.

     The Company has vehicle storage locations in three states in order to store and recondition its off-lease vehicles. In such states, the Company is required to comply with state department of motor vehicle laws, rules and regulations, and environmental protection laws and regulations, including without limitation, requirements relating to the discharge of waste water, motor oil and other waste products. The Company maintains various licenses in these states to engage in certain of the activities associated with these locations.

     Several states and the federal government have enacted "lemon laws" and similar statutes containing warranty protections for consumers who purchase or lease new or used motor vehicles. The application of these statutes may give rise to a claim or defense by a consumer against the manufacturer of a purchased vehicle or the dealer from or through whom such consumer purchased or leased such vehicle. The Company may be required to cancel a lease or Contract with a consumer who successfully asserts such a claim or defense, and while the Company would have a claim against the manufacturer or such dealer, there can be no assurance that the Company will be made whole in every case in which the consumer successfully asserts such rights.

     The Company is also subject to numerous federal laws, including the Truth in Lending Act, the Consumer Leasing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission (the "FTC"). These laws require the Company to, among other things, provide certain disclosures to prospective lessees and installment purchasers, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. Among the principal disclosure items under the Consumer Leasing Act and Regulation M promulgated thereunder are the amount of the lessee's monthly payment, the term of the lease and the lessee's rights and obligations at lease termination. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each Contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including individuals who purchase and finance a vehicle under Contracts and other parties obligated thereunder) on the basis of race, color, sex, age or marital status. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The rules of the FTC limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subsequent holder. With respect to used vehicles specifically, the FTC's Rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains any applicable warranty coverage for such vehicles.
The "Credit Practices" Rule of the FTC imposes additional restrictions on loan provisions and credit practices.

     Violations of the laws, rules and regulations described above may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices, license revocation and the potential forfeiture of rights to repayment of loans and payment of amounts due under leases. The Company maintains internal controls to monitor compliance with all legal and regulatory requirements which apply to its businesses. Further, the Company maintains internal systems and controls to monitor, respond to and resolve informal and formal complaints raised by its lessees, Contract obligors and purchasers of its vehicles. The procedures include timely follow-up with the customer and investigation of the matter and timely resolution of the customer's concerns. The Company believes that it is currently in substantial compliance with all relevant federal, state and local governmental laws, rules and regulations governing its business operations.

     In the event of a default under a Contract by a vehicle purchaser, a self-help repossession remedy is available under the Uniform Commercial Code (the "UCC"), as adopted in most of the states in which the Company acquires and/or originates Contracts, as long as the repossession can be accomplished without a breach of the peace. In cases where the vehicle cannot be obtained without a breach of the peace, or if otherwise required by applicable state law, a court order must be obtained from the appropriate state court.

     The UCC and other state laws require a secured party to provide an obligor with reasonable notice of a sale of the vehicle after repossession. Most jurisdictions provide the obligor under a Contract with the right to redeem a repossessed vehicle prior to sale by paying the secured party the unpaid principal balance of the obligation and paying reasonable repossession and related expenses and, in some states, reasonable attorneys' fees. Certain state's laws also provide to an obligor, for a limited number of times in any one year, a right to reinstate the Contract by curing all past defaults plus reasonable repossession costs and attorneys' fees. A number of states have enacted, or have proposed to enact, similar redemption and/or reinstatement rights with respect to leases as well.

     The proceeds from the sale of a repossesed vehicle generally are applied first to the expenses of such repossession and sale and then to the satisfaction of the obligation. If the net proceeds do not cover the amount of the obligation, a deficiency judgment may be sought. However, the deficiency judgment would be a personal judgment against the obligor for the shortfall, and a defaulting obligor normally has very little capital or sources of income available following repossession.

     In addition to the laws limiting or prohibiting deficiency judgments, equitable limitations and numerous other statutory provisions, including federal bankruptcy laws and related state laws, may interfere with or affect the ability of a secured party to realize upon collateral or enforce a deficiency judgment. For example, under the federal bankruptcy law, a court may prevent a financing source from repossessing an automobile, or (in a Chapter 13 proceeding) may reduce the amount of the secured indebtedness to the market value of the automobile at the time of bankruptcy, leaving the party providing financing as a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under a contract or change the rate of interest and time of repayment of the indebtedness.


EMPLOYEES

     The Company had 436 full-time and 48 part-time employees at June 30, 1996. All full-time employees are salaried office, supervisory and sales personnel

(including sales representatives who also receive commissions). None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in Melville, New York and occupies approximately 51,000 square feet of space leased from an affiliate of the Company. The lease provides for fixed rent payments of $710,940 per year through November 30, 1998 and $761,940 per year from December 1, 1998, through the remainder of the initial term, which expires November 30, 2001. The agreement also provides for two renewal terms at the Company's option, each for five years at a fixed rent per year of $566,610 for the first renewal term and $637,500 for the second renewal term. Additionally, the Company leases approximately 21,000 square feet of office space in Melville, New York, where certain of the Company's operational departments are located. The Company maintains regional sales offices in California, Florida, Georgia, Illinois, Massachusetts, New Jersey, North Carolina and Texas and also leases locations in New York and Florida for use as vehicle storage locations. For fiscal 1996, the annual rental payments for all of such other leased locations aggregated approximately $577,000. During the fiscal year ended June 30, 1996, the Company purchased a vehicle storage and reconditioning facility in New Jersey. There is no mortgage on this facility. The Company's facilities are sufficient to meet its present business needs.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to numerous lawsuits in the ordinary course of business and, as the owner of leased vehicles, may be subject to vicarious liability under certain state laws for accidents in which such vehicles are involved. The Company maintains insurance to protect against such liability and does not believe such lawsuits will have a material adverse effect on the Company's business, operations or financial condition. In addition, the Company does not believe that it is a party to any material pending litigation which, if decided adversely to the Company, would have a significant negative impact on the business, income, assets or operations of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. The foregoing statements are forward-looking statements, and there can be no assurance that any such material adverse effect or negative impact will not occur.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of securityholders during the three month period ended June 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     At June 30, 1996, the Company had approximately seventy-two (72) holders of record of its Class A Common Stock, including nominee shareholders of record, and twenty-three (23) holders of its Class B Common Stock. The Company's Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol OXFD. The Company's Class B Common Stock is not registered under the Securities Exchange Act of 1934 and there is no public trading market for the Class B Common Stock.

     The following table sets forth, for the periods indicated, the range of the high and low sale prices.

                                   PRICE OF CLASS A
                                     COMMON STOCK

FISCAL YEAR ENDED JUNE 30, 1996         HIGH            LOW

First Quarter                           26 1/4         17 1/4
Second Quarter                          28             22 1/2
Third Quarter                           30             19 1/2
Fourth Quarter                          30             23 1/4



FISCAL YEAR ENDED JUNE 30, 1995         HIGH           LOW

First Quarter                           13 1/2          9 1/4
Second Quarter                          13 1/2          8 1/2
Third Quarter                           13 1/4         10 3/4
Fourth Quarter                          17 3/4         12


     The Company has not, and does not currently anticipate paying dividends on its Class A Common Stock. Any declaration of dividends on the Class A Common Stock is in the sole discretion of the Company's Board of Directors.

     The transfer agent and registrar of the Company's Class A Common Stock is The Bank of New York, 101 Barclay Street, New York, NY 10286.

ITEM 6.   SELECTED FINANCIAL DATA

     The following information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report. The selected consolidated financial data of the Company for the five fiscal years ended June 30, 1996 (except for certain information contained under "Other Data") has been derived from the Consolidated Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, and have been prepared to give retroactive effect to the events described in Note 1 of Notes to the Consolidated Financial Statements with respect to the fiscal year ended June 30, 1994 and the periods prior thereto.

                      [CHART APPEARS ON THE FOLLOWING PAGE]

                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                       -----------------------------------------------------------------------------
                                                               1996          1995             1994           1993        1992
                                                               ----          ----             ----           ----        ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues (1)  . . . . . . . . . . . . . . . . . . . .     $   301,321    $   243,111     $   198,279    $   175,534  $  152,906
  Selling, general and administrative
    expenses  . . . . . . . . . . . . . . . . . . . .          44,113         33,161          28,716         25,010      18,592
  Depreciation and amortization . . . . . . . . . . .         131,837        116,036          95,776         85,708      80,103
  Interest expense  . . . . . . . . . . . . . . . . .          94,327         72,603          60,854         57,796      53,568
  Income from continuing
   operations before taxes
   on income (1)  . . . . . . . . . . . . . . . . . .          31,044         21,311          12,933          7,020         643
  Taxes on income   . . . . . . . . . . . . . . . . .          12,108          8,311           5,018          2,663         246
  Income from continuing
   operations (1) . . . . . . . . . . . . . . . . . .          18,936         13,000           7,915          4,357         397
  Income from continuing
   operations, per share (2)  . . . . . . . . . . . .     $      1.30    $      0.98     $      0.66     $     0.41   $    0.04
  Weighted average number of
   common and common equivalent
   shares outstanding (in  thousands) . . . . . . . .          14,588         13,305          12,045         10,563       9,612
OTHER DATA:
Lease portfolio (at period end):
   Net dollar amount (3)  . . . . . . . . . . . . . .     $ 1,337,514    $ 1,076,545     $   830,371    $   668,768   $ 576,534
   Number . . . . . . . . . . . . . . . . . . . . . .          85,855         67,759          55,191         45,410      38,944
Retail installment contacts (at period end) (4):
   Net dollar amount (5)  . . . . . . . . . . . . . .     $   305,376    $   113,490     $    68,288    $    47,639  $   13,532
   Number . . . . . . . . . . . . . . . . . . . . . .          24,766         11,809           7,197          4,611       1,492
Originations during period:
   Leases (net dollar amount) (3) . . . . . . . . . .     $   580,214    $   504,690     $   375,880    $   264,363  $  248,116
   Leases (number)  . . . . . . . . . . . . . . . . .          34,163         25,250          21,194         14,817      14,132
   Retail installment contracts(net
     dollar amount) (4) (5) . . . . . . . . . . . . .     $   267,451    $    80,888     $    42,663    $    41,700  $   14,752
   Retail installment contracts
     (number) (4) . . . . . . . . . . . . . . . . . .          17,278          6,457           3,626          3,415       1,362

                                                                                         June 30,
                                                       ----------------------------------------------------------------------------
                                                               1996          1995             1994           1993        1992
                                                               ----          ----             ----           ----        ----
BALANCE SHEET DATA:
 Vehicles under operating leases - net  . . . . . . .     $ 1,337,514    $ 1,076,545     $   830,371    $  668,768   $  576,534
 Total assets . . . . . . . . . . . . . . . . . . . .     $ 1,520,663    $ 1,173,202     $   906,262    $  717,826   $  612,703
 Notes payable and obligations under capital
    leases - non-recourse . . . . . . . . . . . . . .     $ 1,387,399    $ 1,115,983     $   872,242    $  716,105   $  616,602
 Shareholders' equity (deficit) . . . . . . . . . . .     $    91,463    $    33,848     $    20,848    $   (9,716)  $  (14,246)

- ---------------
(1) Includes gains on extinguishment of non-recourse obligations, which are included in "Gain on vehicle dispositions and lease terminations" in the Consolidated Statements of Operations. See Report of Independent Certified Public Accountants and Note 1(b)4 of Notes to Consolidated Financial Statements.
(2) Per share data is based on the weighted average number of common and common equivalent shares outstanding during each period.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(3) See Note 2 of Notes to Consolidated Financial Statements for an analysis of the components of vehicles under operating leases-net.
(4) Includes retail installment contracts serviced by the Company including those held for sale and those which have been sold.
(5)  Net of unearned interest.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     All of the leases which the Company originates are operating leases. At the inception of a lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the Company's Balance Sheet under the caption "vehicles under operating leases-net." Each vehicle is depreciated on a straight-line basis over the lease term down to an amount equal to the Residual at scheduled lease termination. Lease payments are recognized ratably as rent income over the term of the lease.

     The Company finances substantially all of its leases, on a lease-by-lease basis, for the duration of the lease term at a fixed interest rate and enters into a note in connection with each lease with a bank or other financial institution financing such lease (the "Lender") for the amount financed. The Lender financing a lease assumes all credit risk for the duration of the lease term. Because the Company's borrowing cost is lower than the implicit rate it builds into the lease payment stream, the Company earns a spread. The Company receives the present value of the spread (herein, the "premium") in cash from the Lender at the time of financing by financing each lease at a premium to the net lease asset. The amount financed by the Lender is calculated such that during the lease term, the lessee's monthly payments are sufficient to (i) pay all interest due at the Company's borrowing rate on the outstanding portion of the note and (ii) amortize the note, so that at the end of the scheduled lease term, the remaining principal balance of the note is equal to the Residual for the related vehicle.

       In the Company's financial statements the premium (net of the associated capitalized initial direct costs) is recognized as income over the term of the lease in the form of the difference between (i) rent income and (ii) depreciation of vehicles under operating leases and interest expense. The premium, however, is not earned evenly over the lease term. In each subsequent month during the lease term, a greater portion of the premium is recognized than in the prior month. At any point in time, the difference between the unpaid note balance and the net book value of the vehicle represents the premium which was received in cash but has not yet been recognized as income. The following table sets forth the aggregate amount of the non-recourse notes and capital lease obligations, the net book value of vehicles under operating leases and the resulting unearned premium associated with the existing lease portfolio.

                                                      AT JUNE 30,
                                      ---------------------------------------
                                        1996             1995          1994
                                        ----             ----          ----
                                                    (IN THOUSANDS)

Notes payable and capital lease
 obligations - non-recourse . .      $1,387,398      $1,115,982    $872,242
Receivables from Lenders and
other (1) . . . . . . . . . . .          18,416          18,684      11,108
Net book value of vehicles
under
 operating leases . . . . . . .      (1,327,226)     (1,065,994)   (821,205)
                                     -----------     -----------   --------
Unearned premium  . . . . . . .         $78,588        $ 68,672     $62,145
                                     -----------     -----------   --------
                                     -----------     -----------   --------
- ---------------

(1) "Receivables from Lenders and other" represents those leases which have been submitted to the Lenders for funding in the ordinary course of business, but for which the Company has not received the cash as of the dates indicated and those leases which have been partially or not funded by a Lender.

     The aggregate premium to be recognized on the Company's existing lease portfolio is determined for the remainder of the scheduled term of the existing leases for a number of reasons. First, the rent income and the depreciation expense in each lease and the interest rate on the note financing each lease are all fixed for the duration of the scheduled lease term. Second, when a lease terminates prior to its scheduled termination due to a lessee default as a result of a repossession of, casualty to or theft of the vehicle, the Company's lease premium is not impacted since the resulting credit loss is absorbed by the applicable Lender due to the non-recourse nature of the note and capital lease obligation. Third, a lease which terminates prior to its scheduled termination as a result of the voluntary purchase of the vehicle by the lessee or the permitted voluntary early termination of a lease in accordance with its terms only accelerates the recognition of the unearned premium. In such case, the Company recognizes a gain on the disposal of the vehicle equal to the disposition proceeds less the net book value of the vehicle and such gain will equal the unearned lease premium.

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

     The following table represents the total losses and associated offsetting gains realized by the Company on defaulted leases for each of the periods indicated:

                                                    FISCAL YEAR ENDED
                                                         JUNE 30,
                                            ---------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
                                                      (IN THOUSANDS)

Gain on extinguishment of
 non-recourse obligations . . . . . . .      $1,824      $1,301      $ 1,759
Credit losses on lessee defaults
 and physical losses  . . . . . . . . .      (1,374)       (931)      (1,360)
                                           --------     --------     -------
Net gain  . . . . . . . . . . . . . . .    $    450      $  370      $   399
                                           --------     --------     -------
                                           --------     --------     -------

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

     The Company's leases generally have terms of 24, 36, 48 or 60 months. The following table sets forth the weighted average original term of leases originated by the Company for the periods indicated:

                                   FISCAL YEAR ENDED JUNE 30,
                                   --------------------------
                                   1996      1995      1994
                                   ----      ----      ----
                                         (IN MONTHS)

Weighted average original
 lease term. . . . . . . . . .     34.8      36.1      39.9

          The decrease in the weighted average original term during the three-year period shown is the result of an increasing proportion of 24 and 36 month leases in the Company's lease originations.

     The following table sets forth for the Company's lease portfolio, the lease delinquencies and credit losses at December 31, 1995, 1994 and 1993. Delinquency and credit loss performance may in the future be influenced by numerous factors, including economic factors. The foregoing statement is a forward-looking statement and there can be no assurance that the Company's future delinquency or credit loss performance with respect to its existing lease portfolio, nor such performance with respect to leases originated by the Company in the future, will be similar to or consistent with that set forth herein.

                                               AT  DECEMBER 31,
                                 --------------------------------------------
                                      1995           1994            1993
                                     -----           -----           -----
Lease delinquencies(1)  . . .        .73%            .71%            .75%


                                            YEAR ENDED DECEMBER 31,
                                 --------------------------------------------
                                      1995            1994            1993
                                     -----           ------           ----
Lease credit losses(2)  . . .        .14%            .15%            .26%
_______________

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

     At the end of the scheduled lease term, the Company is obligated to dispose of the off-lease vehicle and pay to the Lender the remaining note balance which is equal to the Residual. If a lease terminates prior to its scheduled term, under the terms of its agreements with the Lenders, the Company has no obligation to pay the Residual or any other predetermined amount. The Company recognizes a gain or loss on vehicle disposition if proceeds and/or other recoveries are more or less than the net book value of the vehicle, which equals the vehicle's Residual at scheduled lease termination. Consequently, the Company's ability to dispose of the off-lease vehicles is an important aspect of its operations. The Company seeks to manage its Residual risk through a variety of strategies, including (i) focusing on the leasing of vehicle models which the Company believes will have a broad appeal in the used automobile market and (ii) utilizing multiple remarketing channels including sales and re-leases to lessees and third parties referred by lessees, sales through unaffiliated dealers on a consignment basis, sales directly to dealers and wholesalers and sales through regional auctions. From time to time, the Company has acquired selected used vehicles for re-sale.

     The following table sets forth, for each of the periods indicated, the number and percentage of vehicles which reached scheduled termination or which were purchased by the Company for re-sale, which were remarketed by the Company in each of the Company's remarketing channels.



                                                                       FISCAL YEAR ENDED JUNE 30,
                                                   1996                              1995                             1994
                                                   ----                              ----                             ----
                                      ------------------------------    ----------------------------       ------------------------
                                         Number        Percent              Number        Percent            Number      Percent
                                         ------        -------              -------       -------            ------      -------
Remarketing method:
 Vehicles sold or re-leased to
  lessees or third parties
  referred by lessees . . . . . . .       8,009         55.7%               6,070           47.3%            4,703        46.8%
 Consignment/Retail (1) . . . . . .         929          6.5                1,470           11.5             2,781        27.7
 Wholesale. . . . . . . . . . . . .       5,439         37.8                5,282           41.2             2,570        25.5
                                         -------      --------             -------        -------           ------       ------
  Total . . . . . . . . . . . . . .      14,377        100.0%              12,822          100.0%           10,054       100.0%
                                         -------      --------             -------        -------           ------       ------
                                         -------      --------             -------        -------           ------       ------


_______________

(1) Includes sales through its network of unaffiliated dealers on a consignment basis and, for each of fiscal 1994 and 1995, retail sales through the Company's own retail automobile sales operations which were discontinued in December 1994.


     The number and percentage of vehicles sold or re-leased to lessees and third parties referred by lessees and sold through the Company's other remarketing channels relative to the total number of vehicles remarketed will vary from quarter to quarter due to factors including changes in the used automobile market in general and in the management of the Company's overall vehicle inventory.

     The Company engages in indirect automobile lending by purchasing Contracts from automobile dealers in 16 states, which Contracts are originated in connection with the sale of new and used motor vehicles by such dealers. The Company began marketing its current indirect lending program to dealers in fiscal 1994. Prior thereto, the Company had originated Contracts solely in conjunction with the sale of its own off-lease vehicles.

     The following table sets forth information regarding the Company's serviced Contract portfolio:



                                                                      FISCAL YEAR ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------------------
                                                  1996                             1995                            1994
                                              ------------                       ----------                   ---------------
                                       NET DOLLAR                       NET DOLLAR                       NET DOLLAR
                                        AMOUNT(1)        NUMBER          AMOUNT(1)          NUMBER       AMOUNT(1)       NUMBER
                                        ---------        ------          ---------          ------       ----------      ------
                                                                       (DOLLARS IN THOUSANDS)


Balance serviced,
  beginning of period . . . . . .         $113,490        11,809             $68,288          7,197       $47,639         4,611
  Originations  . . . . . . . . .          267,451        17,278              80,888          6,457        42,663         3,626
  Runoff  . . . . . . . . . . . .          (75,565)       (4,321)            (35,686)        (1,845)      (22,014)       (1,040)
                                         ----------      ---------         -----------     ----------    ---------       --------
Balance serviced,
  end of period . . . . . . . . .         $305,376        24,766            $113,490         11,809       $68,288         7,197
                                         ----------      ---------         -----------     ----------    ---------       --------
                                         ----------      ---------         -----------     ----------    ---------       --------


Balance held for sale,
  end of period(2)  . . . . . . .          $20,672         1,393             $ 7,141            591        $7,702           725
Retail installment contracts sold
  in period:
 Amount . . . . . . . . . . . . .         $242,453        15,939             $77,319          6,352       $34,346         3,000
 Weighted average
  coupon(3)  . . . . . . . . . . .            13.7%                             14.8%                        15.9%
 Gain on sale as a percentage
  of dollar amount of retail
  installment contracts sold . . .             4.2%                              4.3%                         5.1%


________________

(1) Includes retail installment contracts, net of unearned interest, serviced by the Company, including those held for sale by the Company and those which have been sold.
(2)  Included in retail installment contracts serviced.  See footnote (1).
(3) Weighted average coupon represents the weighted average, based on dollar amount, of the annual percentage rates of the retail installment contracts sold for the respective periods.



          The following tables set forth certain information with respect to (i) the delinquency of Contracts serviced by the Company, including those held by the Company and those which have been sold for each of the categories of delinquency and periods presented and (ii) the net credit loss experience of such portfolio for the periods presented. Because the Company has only limited historical experience with respect to its indirect automobile lending program, the delinquency and net credit loss experience to date may not be indicative of future performance. Delinquency and net credit loss performance in the future with respect to the Company's indirect automobile lending program may be influenced by numerous factors, including economic factors.

     There can be no assurance that the Company's future delinquency or net credit loss performance with respect to its existing Contract portfolio, nor such performance with respect to Contracts originated by the Company in the future, will be similar to or consistent with that set forth herein.



                                                                          AT JUNE 30,

                             -----------------------------------------------------------------------------------------------------
                                      1996                                1995                                 1994
                                      ----                                ----                                 ----
                             BALANCE       PERCENT(1)            BALANCE        PERCENT(1)             BALANCE       PERCENT(1)
                             -------       ----------            -------        ----------             --------      ----------
                                                             (DOLLARS IN THOUSANDS) (2)


Retail installment
 contracts outstanding       $305,376      100.0%               $113,490        100.0%                 $68,288       100.0%
                             --------      ------               --------        ------                 -------       ------
                             --------      ------               --------        ------                 -------       ------
Delinquencies:
 30-59 days................    $3,477       1.14%                 $1,081         0.95%                  $1,271        1.86%
 60-89 days................       916       0.30                     326         0.29                      384        0.56
 90 days or more...........       790       0.26                     425         0.37                      500        0.73
                               ------       ----                  ------         -----                  -------       ------
Total delinquencies...         $5,183       1.70%                 $1,832         1.61%                  $2,155        3.15%
                               ------       ----                  ------         -----                  -------       ------
                               ------       ----                  ------         -----                  -------       ------

- ---------------

(1) Represents the balance (on a net basis) of retail installment contracts serviced by the Company contractually past due, expressed as a percentage of the balance (on a net basis) of the total serviced portfolio.
(2) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Balances are presented on a net basis (i.e., do not include unearned interest).



                                                                                   FISCAL YEAR ENDED JUNE 30,
                                                              -----------------------------------------------------------------
                                                                     1996                   1995                      1994
                                                                     ----                   ----                      -----
                                                                                    (dollars in thousands) (1)

Net credit losses . . . . . . . . . . . . . . . . . . . . . .       $2,005                 $1,294                    $1,806

As a percentage of average principal amount
 of contract balances outstanding   . . . . . . . . . . . . .        .97%                   1.46%                    3.14%


_______________

(1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold.


     Prior to fiscal 1994, the Company originated Contracts only in connection with the sale of its off-lease vehicles. In fiscal 1994, the Company introduced its current indirect automobile lending program to unaffiliated automobile dealers in connection with the sale of their new and used vehicles. Since
(i) the current program has higher credit underwriting standards than those under the Company's prior program and (ii) the current program has accounted for an increasing percentage of the Company's serviced Contract portfolio, the Company's net credit loss percentages declined over the three year period shown. There can be no assurance that this trend will continue or that it will not be reversed in the future. In fiscal 1995 and 1996, substantially all of the Company's Contracts were originated through the Company's indirect automobile lending program.

     In the ordinary course of its business, the Company has pooled and sold substantially all of the Contracts that it has originated either on a private whole-loan basis or in securitization transactions. The Company has utilized several structures in its securitization transactions. The Company's first securitization transaction in June 1994 utilized a grantor trust structure whereby the Company sold a pool of Contracts to a special purpose corporate subsidiary which in turn sold the Contracts to a grantor trust established for purposes of the transaction. The Company received a purchase price equal to 100% of the then outstanding principal balance of the sold Contracts. The grantor trust sold certificates of beneficial interest, representing 100% ownership in the grantor trust, for cash to third parties unaffiliated with the Company, and used the proceeds from the sale of the certificates to purchase the pool of Contracts. Since the grantor trust transaction, the Company, through a special purpose corporate subsidiary, has sold pools of Contracts (on a fixed pass-through rate basis) to an unaffiliated corporation which administers a multi-seller commercial paper conduit. In this structure, the Company sold each pool of Contracts for a price equal to 100% of the then outstanding principal balance of the Contracts, 3% of which was deferred and which is anticipated to be paid out of future cash flows from the pool of sold Contracts (herein referred to as the "holdback amount"). Any holdback amount is included on the Company's Balance Sheet as "retained subordinated investments in contracts sold" under the caption "Net Investment in Automobile Receivables." At the time that the Company sells a pool of its Contracts, in addition to any holdback amount (as previously described), the Company may provide additional credit enhancement through the establishment of a restricted cash spread account ("cash spread account") which is included on the Balance Sheet as "Restricted Funds on Deposit with Banks." Recourse to the Company in these sales is limited to the extent of the excess servicing receivable (as hereinafter defined), retained subordinated investments in contracts sold, if any, and the cash spread account recorded by the Company in the transactions. Additionally, the Company has limited contractual recourse provisions relating to the breach of certain representations and warranties relating to the eligibility of the sold Contracts.

     The Company retains the servicing rights and responsibilities for each pool of sold Contracts and will receive as compensation normal servicing fees over the life of the pool.

     The Company intends to continue to sell substantially all of the Contracts which it originates, using these or similar securitization structures. The foregoing statement is a forward-looking statement and there can be no assurance that the Company will be able to sell its future Contract originations, or that the terms of any such sale will be as favorable as or similar to the terms of the Company's past sale transactions.

     All of the Company's Contract sale transactions are on a fixed pass-through rate basis to the purchasers, which pass-through rate is determined on the sale
date.   The Company recognizes gains and losses on the sale of Contracts at each sale date based on a determination of the present value of the estimated future amounts ("excess servicing cash flows") to be realized by the Company in connection with such sale. These estimates consider all cash flows which are estimated to be generated by the sold Contracts over their life less (i) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction, (ii) payments to investors in the transaction, (iii) payments to the Company with respect to its retained subordinated investments in contracts sold, if any, and (iv) credit enhancement expenses, if any. Additionally, excess servicing cash flows are reduced by both a credit loss provision, which is estimated to be adequate to cover credit losses over the life of the sold Contracts, and the impact of estimated prepayments. The gain on sale recognized is net of all transaction fees and expenses, including Dealer Commissions incurred in connection with the origination of the sold Contracts and any unrealized gain or loss on any related short Treasury positions closed at the time of sale
(as discussed below).

     The receivable related to the gain on sale is included on the Company's Balance Sheet as "excess servicing receivable" under the caption "Net Investment in Automobile Receivables." The Company evaluates the carrying value of its excess servicing receivable for each discreet sale transaction that it has consummated at each reporting period considering the actual prepayment and credit loss experience of the underlying sold Contracts and makes adjustments to reduce the carrying value of such asset, if appropriate. To date, the Company has not been required to record any such adjustments. Any adjustment of the Company's excess servicing receivable would be charged to servicing income.

     As described above, the amount of gain on sale which the Company recognizes upon the sale of its Contracts is based, in part, on estimates of the amount and timing of future credit losses and prepayments over the life of such sold Contracts. The rate of credit losses will be influenced by a variety of economic and other factors, including general economic conditions and unemployment rates. The rate of prepayments will also be influenced by a variety of economic and other factors, including general levels of interest rates and the frequency with which consumers replace their automobiles.

Consequently, the Company's estimates may be incorrect and subject to change. There can be no assurance that the actual rate of future credit losses or prepayments on the Company's sold Contracts will not exceed the Company's estimations or historical experience. The Company continually assesses its methodology and previous estimates as additional information becomes available. The carrying value of the Company's excess servicing receivable may be adjusted periodically to reflect differences between previous estimates and actual credit losses and prepayment rates at each balance sheet date using the same discount factor used in the original determination of the receivable. If actual credit losses or prepayments on sold Contracts were to exceed the previous estimates used in calculating the related gain on sale and excess servicing receivable, the Company would experience a loss and a corresponding write-down of the carrying value of the Company's excess servicing receivable. While the Company does not expect future changes in its methodology or future levels of actual credit losses and prepayments to have a significantly adverse effect on the carrying value of the excess servicing receivable, there can be no assurance that such effect will not occur. Periodic comparison of actual experience to previous estimates may, however, result in adjustments to the valuation of the excess servicing receivable.

     Due to the recognition of earnings from the gain on sale resulting from the sale of its Contracts, the Company's reported earnings during a particular period will be impacted by the amount and timing of additional sales which the Company may consummate in such future periods. Variations to quarterly earnings will result in relation to the amount and timing of the completion of such Contract sale transactions and to the extent that the Company cannot change its Buy Rates on Contract originations as quickly as market interest rates change.

     For income tax purposes, the Company treats its leases, other than those financed by three of the Lenders, as operating leases which, through depreciation deductions, generate tax benefits for the Company by giving rise to net operating losses ("NOL"). These tax benefits have historically allowed the Company to defer the cash payment of a significant portion of its income tax liability. The leases which are financed by the remaining three Lenders are financed on a tax transfer basis and, therefore, the entire lease premium is recognized immediately upon financing. Other than with respect to the treatment of the leases for income tax purposes, the Company's financial arrangements with such three Lenders are similar in substance to those financed with the other Lenders. For financial reporting purposes, no material distinction is drawn between the arrangements with such three Lenders and the Company's other Lenders.

     As a result of operating losses caused primarily by the tax treatment of its leases, the Company had $123.4 million in NOL carryforwards for tax reporting purposes at June 30, 1996. Under Section 382 of the Internal Revenue Code of 1986, as amended, the taxable income of the Company available for offset by NOL carryforwards and certain built-in tax losses will be subject to an annual limitation (the "382 Limitation") if an "ownership change" occurs. An ownership change would occur if the total percentage of stock of the Company owned by one or more "5-percent shareholders" (taking into account certain aggregation and segregation rules) increases by more than 50 percentage points during any three year period. If such an ownership change were to occur, the 382 Limitation would equal the value of the Company immediately before the ownership change, subject to certain adjustments, multiplied by the long term tax-exempt rate (as defined in Section 382),
which for September 1996 was 5.80%.   To the extent the 382 Limitation
exceeded the federal taxable income of the Company for a given year, the 382 Limitation for the subsequent year would be increased by such excess. The Company's NOL carryforwards, except to the extent of certain built-in tax gains, would be disallowed entirely if the Company failed to satisfy the continuity of business enterprise requirement for the two year period following such an ownership change. Under the continuity of business enterprise requirement, the Company must either continue its historical business or use a significant portion of its pre-ownership change assets in a business.

     Once financed or sold, the Company's leases and Contracts, respectively, are not affected by future interest rate fluctuations. For leases, both the implicit rate in each lease and the Company's cost of funds (i.e., the interest rate on the note payable financing such lease) are fixed for the duration of the lease term. For Contracts, both the Contract Rate and the pass-through rate, which is determined at the time of the sale, are fixed for the duration of the contract period.

     For leases and Contracts, the Company is exposed to interest rate risk during the holding period between the time that a lease or Contract is originated and the time that it is financed or sold. The Company typically holds leases prior to financing for less than a month. Any changes in the Company's borrowing rates affect only new leases submitted for financing after the date of change. In the case of Contracts, holding periods are generally for three months and can be for up to six months (and longer in some cases). If market interest rates were to increase in a period in which the Company was holding an inventory of Contracts prior to their sale, the Company would recognize a reduction in the amount of gain subsequently realized on the sale of such Contracts. From time to time, the Company utilizes the short sale of Treasury notes which is intended to decrease the impact of changes in market rates on the gains realized from the sale of its Contracts. Such strategies will not consistently or completely offset the effects of adverse interest rate movements, during periods when the Company holds Contracts prior to their sale. Except to the extent of recognizing any unrealized gain or loss on open Treasury positions as of the end of each fiscal quarter, the Company will recognize any additional gain or loss on any position at the time the related Contracts are sold and such position is closed.  Such gain or loss is included within
the gain on sale on such Contracts.   In the event that the Company utilizes
different financing structures for its leases and Contracts in the future, the Company may hold such leases and Contracts for a longer period prior to finance or sale.

RESULTS OF OPERATIONS

     The following table sets forth information with respect to the Company's sources of revenue for the fiscal years ended June 30, 1996, 1995 and 1994.



                                                                        FISCAL YEAR ENDED JUNE 30,

                                        --------------------------------------------------------------------------------------------
                                                     1996                          1995                                  1994
                                                  ---------                     -----------                            ---------
                                                                          (DOLLARS IN THOUSANDS)

Rental income . . . . . . . . . . . .    $267,959           88.9%             $221,435        91.1%            $183,067       92.3%
Gain on sale of retail installment
   contracts  . . . . . . . . . . . .      10,119            3.4                 3,354         1.4                1,759        0.9
Interest and other income . . . . . .       9,470            3.1                 5,801         2.4                4,800        2.4
Gain on vehicle dispositions and
   lease terminations . . . . . . . .       4,296            1.4                 5,784         2.4                4,130        2.1
Servicing income  . . . . . . . . . .       9,477            3.2                 6,737         2.7                4,523        2.3
                                          -------          -------               -----         ---                -----        ----
Total revenues  . . . . . . . . . . .    $301,321          100.0%             $243,111       100.0%            $198,279      100.0%
                                         --------          -------            --------       ------            --------      ------
                                         --------          -------            --------       ------            --------      ------


     FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     Revenues for the fiscal year ended June 30, 1996 increased to $301.3 million from $243.1 million for the fiscal year ended June 30, 1995 representing an increase of 23.9%.

     Rental income for the fiscal year ended June 30, 1996 increased to $268.0 million from $221.4 million for the prior fiscal year, representing an increase of 21.0%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. At June 30, 1996, the Company's lease portfolio had increased to $1.3 billion (85,855 leases) from $1.1 billion (67,759 leases) at June 30, 1995, representing an increase of 24.2%. For the fiscal year ended June 30, 1996, the Company originated $580.2 million of leases (34,163 leases), an increase of 15.0% over the $504.7 million of leases (25,250 leases) originated in the prior fiscal year.

     Gain on sale of retail installment contracts for the fiscal year ended June 30, 1996 increased to $10.1 million from $3.4 million for the fiscal year ended June 30, 1995, representing an increase of 201.7%. This increase is attributable to the increase to $242.5 million in the dollar amount of Contracts sold in the fiscal year ended June 30, 1996 from $77.3 million in Contracts sold in the prior fiscal year. Gain on sale of retail installment contracts may vary from year to year due to the timing and dollar amount of such sales and the realization of associated gain on sale income.

     Interest and other income for the fiscal year ended June 30, 1996 increased to $9.5 million from $5.8 million for the prior fiscal year, representing an increase of 63.3%. The increase in interest and other income was primarily attributable to the increase in interest income on Contracts held for sale to $5.6 million for the fiscal year ended June 30, 1996 from $2.8 million for the prior fiscal year. The increase in interest and other income was also attributable to the increase in interest income on short term investments to $2.6 million from $1.3 million as a result of the Company's increased balances of cash and cash equivalents. If the Company continues to increase its originations of Contracts in the future, interest and other income could continue to grow due to increases in interest income on Contracts held for sale. The foregoing statement is forward-looking and actual results may be materially different as a result of many factors, including, without limitation, decreases in interest rates (due to market conditions, competitive pressures or otherwise) or lack of growth in Contract originations (due to general economic conditions, market changes or increased competition).

     Gain on vehicle dispositions and lease terminations for the fiscal year ended June 30, 1996 decreased to $4.3 million from $5.8 million for the prior fiscal year. The decrease was due to the increase to 85.4% from 78.2% in the percentage of returned vehicles sold at wholesale (as opposed to consignment/retail) during the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995. While the total number of vehicles remarketed (which includes off-lease, purchased and repossessed vehicles) increased to 15,360 for the fiscal year ended June 30, 1996 from 13,685 for the fiscal year ended June 30, 1995, direct vehicle repair and marketing costs associated with such sales decreased to $4.9 million from $5.5 million, and are included in selling, general and administrative expenses. The reduction in remarketing costs per vehicle resulted from the increase in the percentage of returned vehicles sold at wholesale, the costs of which are lower than the costs of selling at retail.

     Servicing income for the fiscal year ended June 30, 1996 increased to $9.5 million from $6.7 million for the fiscal year ended June 30, 1995, representing an increase of 40.7%. This increase was attributable to the increase in the number of leases and Contracts serviced by the Company.

     Total expenses for the fiscal year ended June 30, 1996 increased to $270.3 million from $221.8 million for the prior fiscal year, representing an increase of 21.9%

     Substantially all of the Company's depreciation and amortization expense is derived from the depreciation and amortization of the Company's vehicles under operating leases and capitalized initial direct costs, respectively. Depreciation and amortization expense directly associated with the Company's leased vehicles, for the fiscal year ended June 30, 1996, increased to $129.5 million from $114.2 million for the prior fiscal year, representing an increase of 13.4%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from June 30, 1995 to June 30, 1996.

     Substantially all of the Company's interest expense is the cost of the borrowings attributable to the aggregate lease portfolio. Interest expense directly associated with the Company's lease borrowings, for the fiscal year ended June 30, 1996, increased to $94.2 million from $72.5 million for the prior fiscal year, representing an increase of 29.8%. The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio. At June 30, 1996, such aggregate non-recourse borrowings had increased to $1.4 billion from $1.1 billion at June 30, 1995, representing an increase of 24.3%.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1996 increased to $44.1 million from $33.2 million for the prior fiscal year, representing an increase of 33.0%. This increase was primarily due to the increased costs associated with the increased lease and Contract originations for the fiscal year ended June 30, 1996 over the prior fiscal year and from servicing such lease and Contract portfolios.

     As a result of the above factors, net income for the fiscal year ended June 30, 1996 increased to $18.9 million from $13.0 million for the prior fiscal year, representing an increase of 45.7%.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

     Revenues for the fiscal year ended June 30, 1995 increased to $243.1 million from $198.3 million for the fiscal year ended June 30, 1994, representing an increase of 22.6%.

     Rental income for the fiscal year ended June 30, 1995 increased to $221.4 million from $183.1 million for the prior fiscal year, representing an increase of 21.0%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. At June 30, 1995, the Company's lease portfolio had increased to $1.1 billion (67,759 leases) from $830.4 million (55,191 leases) at June 30, 1994, representing an increase of 29.6%. For the fiscal year ended June 30, 1995, the Company originated $504.7 million of leases (25,250 leases), an increase of 34.3% over the $375.9 million of leases (21,194 leases) originated in the prior fiscal year.

     Gain on sale of retail installment contracts for the fiscal year ended June 30, 1995 increased to $3.4 million from $1.8 million for the fiscal year ended June 30, 1994, representing an increase of 90.7%. This increase was attributable to the increase to $77.3 million in the dollar amount of Contracts sold in the fiscal year ended June 30, 1995 from $34.3 million of Contracts sold in the prior fiscal year.

     Interest and other income for the fiscal year ended June 30, 1995 increased to $5.8 million from $4.8 million for the prior fiscal year, representing an increase of 20.8%. This increase was primarily attributable to an increase in interest income on Contracts held for sale to $2.8 million from $2.0 million for the fiscal year ended June 30, 1994. The increase in interest and other income was also attributable to the increase in interest income on investments to $1.3 million from $661,000 as a result of increased balances of cash and cash equivalents.

     Gain on vehicle dispositions and lease terminations for the fiscal year ended June 30, 1995 increased to $5.8 million from $4.1 million for the prior fiscal year. The increase was primarily due to the increase in the number of vehicles sold and an increase in the associated average gain per vehicle during the fiscal year ended June 30, 1995 as compared to the prior fiscal year. The total number of vehicles remarketed (which includes off-lease, purchased and repossessed vehicles) increased to 13,685 for the fiscal year ended June 30, 1995 from 10,923 for the fiscal year ended June 30, 1994 and direct vehicle repair and marketing costs associated with such sales increased to $5.5 million from $4.9 million, and are included in selling, general and administrative expenses.

     Servicing income for the fiscal year ended June 30, 1995 increased to $6.7 million from $4.5 million for the fiscal year ended June 30, 1994, representing an increase of 48.9%. This increase was attributable to the increase in the number of leases and Contracts serviced by the Company.

     Total expenses for the fiscal year ended June 30, 1995 increased to $221.8 million from $185.3 million for the prior fiscal year, representing an increase of 19.7%.

     Depreciation and amortization expense directly associated with the Company's leased vehicles, for the fiscal year ended June 30, 1995, increased to $114.2 million from $94.8 million for the prior fiscal year, representing an increase of 20.5%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from June 30, 1994 to June 30, 1995.

     Interest expense directly associated with the Company's lease borrowings, for the fiscal year ended June 30, 1995, increased to $72.5 million from $60.5 million for the same period in the prior fiscal year, representing an increase of 19.9%. The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1995 increased to $33.2 million from $28.7 million for the prior fiscal year, representing an increase of 15.5%. This increase was primarily due to the increased costs associated with the increased lease and Contract originations for the fiscal year ended June 30, 1995 over the prior fiscal year from servicing such lease and Contract portfolios.

     As a result of the above factors, net income for the fiscal year ended June 30, 1995 increased to $13.0 million from $7.9 million for the prior fiscal year, representing an increase of 63.7%.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth the major components of the increase in cash and cash equivalents:

                                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                    ---------------------------------------------------------

                                                                      1996                    1995                     1994
                                                                      ----                    ----                     ----
                                                                                         (IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .       $ 129,343            $ 126,925                     $  82,205
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .        (406,982)            (359,490)                     (253,757)
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .         307,038              243,307                       175,853
                                                                   -----------            ---------                   -----------
  NET INCREASE  IN CASH AND CASH
   EQUIVALENTS .  . . . . . . . . . . . . . . . . . . . . . .      $   29,399            $  10,742                     $   4,301
                                                                   -----------            ---------                   -----------
                                                                   -----------            ---------                   -----------

     The Company's net cash provided by operating activities in the periods indicated above has been significantly greater than its net income. Included in the net cash provided by operating activities is net income plus non-cash adjustments aggregating $110.4 million, $113.9 million and $74.3 million for the fiscal year ended june 30, 1996, 1995 and 1994, respectively. Depreciation expense was the major component of such non-cash adjustments in each period.

     The Company's most significant uses of cash include the purchase of vehicles subject to operating leases and the principal payments on "notes payable - non-recourse." The cash used to purchase vehicles is generated by the Company's financing of such leases on a non-recourse basis with various Lenders. At June 30, 1996, the Company's non-recourse borrowings associated with its vehicles under operating leases aggregated $1.4 billion. The Company has no binding commitments from any Lender to fund future leases nor has the Company committed to provide lease receivables to any Lender.

     Furthermore, the Company's ability to finance substantially all of its leases at a premium to the respective vehicle costs provides a substantial source of cash. The following table sets forth information regarding the net excess cash derived from financing its lease originations during each period indicated.



                                                FISCAL YEAR ENDED JUNE 30,
                                        ----------------------------------------
                                            1996          1995            1994
                                            ----          -----           -----
                                                    (IN THOUSANDS)

Proceeds from notes payable and
 obligations under capital
 leases - non-recourse(1)  . . . . . .     $620,430        $529,796     $407,062

Purchases of vehicles under
 operating leases(2) . . . . . . . . .      569,063         485,087      364,820
                                          ---------        --------     --------

Total net cash proceeds. . . . . . . .     $ 51,367        $ 44,709      $42,242
                                          ---------        --------     --------
                                          ---------        --------     --------
_______________

(1) Excludes those leases which have been partially funded by a Lender representing proceeds of $9.8 million, $15.7 million and $3.7 million for fiscal years ended June 30, 1996, 1995 and 1994, respectively.
(2) Excludes those leases which have been partially or not funded by a Lender representing purchases of vehicles under operating leases of $11.2 million, $19.6 million and $11.1 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     The cash used for principal payments on notes payable - non-recourse is principally generated from the pass-through of monthly lease payments which are pledged as collateral to the notes and from the proceeds realized from the disposal of vehicles. The Company is obligated to dispose of those vehicles which reach scheduled lease termination and to pay their associated Residuals to the Lenders. The Company expects to realize proceeds from the remarketing of such corresponding vehicles in an amount sufficient to pay such Residuals; however, this is a forward-looking statement and there can be no assurances that the Company will be able to do so due to, among other factors, general economic and market conditions.

     During the fiscal year ended June 30, 1996, the Company also used cash (i) to purchase Contracts, including the payment of Dealer Commissions, (ii) to provide credit enhancement with respect to the sale of Contracts and (iii) to finance its inventory of off-lease automobiles.

     The Company has sold substantially all of its Contracts in securitization transactions or on a private whole-loan basis. During the fiscal years ended June 30, 1996, 1995 and 1994, the Company purchased $267.5 million, $80.9 million and $42.7 million, respectively, of Contracts and sold an aggregate amount of $242.5 million, $77.3 million and $34.3 million, respectively, of Contracts. The difference between the amount originated and sold during each period is primarily due to the timing of Contract sale transactions. The Company has never had any difficulty in selling its Contracts on terms favorable to the Company, although there can be no assurance that it will be able to continue to do so.

     During the fiscal year ended June 30, 1996, the Company increased its commercial paper conduit facility to provide the Company with up to $250.0 million of availability to securitize its Contract originations through March 31, 1997. The Company sold approximately $242.5 million of Contracts to such facility during the fiscal year ended June 30, 1996. The Company does not currently intend to sell additional Contracts into such facility in the future. The Company expects to continue to sell, on a securitized basis, substantially all of the Contracts it originates. The foregoing statement is forward-looking and there can be no assurance that any such transactions will be consummated. Whether or not any such transactions are consummated in the future, and the timing and terms thereof, is dependent upon numerous factors, including the new and used automobile sale market, the general interest rate environment, market competition, the performance of the Company's sold Contracts, the condition of the asset-backed securitization markets and the Company's ability to warehouse any Contracts originated by it.

     The Company requires a substantial amount of cash to purchase Contracts and to hold them prior to sale. Historically, the Company has funded such activity
with available cash and with short term warehousing facilities.   As Contract
originations continue to grow, the Company expects that it will need to obtain interim warehouse funding. No assurance can be made that such financing will be obtainable on favorable terms.

     The Company also utilizes cash both to fund Dealer Commissions in connection with the origination of Contracts and to fund credit enhancement associated with the sale of such Contracts either in the form of retained subordinated investments and/or cash spread accounts. For the fiscal years ended June 30, 1996, 1995 and 1994, Dealer Commissions associated with the

Company's Contract originations were $9.9 million, $2.9 million and $614,000, respectively. With respect to Contracts sold in the fiscal years ended June 30, 1996, 1995 and 1994, initial deposits to cash spread accounts and retained subordinated investment amounts in such Contracts sold totalled $12.1 million, $3.5 million and $2.0 million, respectively. The indirect automobile lending operations generate cash flow from collections on retained subordinated investments and withdrawals from cash spread accounts (i.e., excess servicing cash flow). Such cash flow is available to fund Dealer Commissions, retained subordinated investments and cash spread accounts. For the fiscal years ended June 30, 1996, 1995 and 1994 excess servicing cash flow and collections on retained subordinated investments received by the Company from previously sold Contracts were, in the aggregate, $7.7 million, $3.5 million and $246,000, respectively. Excess servicing cash flow and collections on retained subordinated investments to be realized by the Company in the future from Contracts previously sold are expected to enable the Company to recover the excess servicing receivable, retained subordinated investments and cash spread accounts associated with such sold Contracts. As Contract originations continue to grow, the Company expects to fund Dealer Commissions and credit enhancement from available cash, excess servicing cash flow and collections on retained subordinated investments from Contracts previously sold. Although the Company believes it will be able to obtain financing and achieve liquidity (including through any required warehousing arrangements) adequate to support its current and future indirect automobile lending operations, this is a forward-looking statement and there can be no assurance that it will be able to do so.

     The Company has utilized the short sale of Treasury notes, from time to time, in an attempt to reduce its exposure to interest rate risk during the period that the Company holds Contracts prior to their sale. By entering into such transactions, the Company attempts to obtain an inverse relationship between the value of the Contracts held for sale and the value of the shorted Treasury positions entered into by the Company when market interest rates change. This includes certain risks created by the cash versus non-cash relationship of the Treasury notes and the related sale of the Contracts. This relationship arises because the Treasury notes are settled with current cash payments while the gain associated with the sale of the Contracts represents the present value of estimated future excess servicing cash flows. In the event that losses result from these transactions, the resulting cash payments would adversely impact the Company's liquidity.

     The Company's vehicle inventory at June 30, 1996 was $14.8 million as compared to $15.6 million at June 30, 1995. Because the Company expects to increase the number of vehicles sold in each of the next several years due to an increasing number of vehicles reaching scheduled lease termination, vehicle inventories are expected to increase. The Company expects to finance its vehicle inventory with its revolving credit facilities and available cash; however, this is a forward-looking statement and there can be no assurance in this regard.

     The Company maintains a $3.0 million revolving credit facility at an interest rate of prime plus 1.0% to finance automobile inventory. At June 30, 1996, the Company had an aggregate availability under the facility of $3.0 million. The Company also maintains an additional $10.0 million line of credit facility at prime rate to finance its automobile inventory. At June 30, 1996, the Company had an aggregate availability under the facility of $10.0 million.

     The Company incurred capital expenditures of $7.0 million in the fiscal year ended June 30, 1996. The Company is continuing to review and upgrade its current computer data processing and servicing systems and expects to continue to invest capital to obtain new hardware and software for such systems. The Company also expects to make certain additional capital improvements to its new reconditioning and remarketing facility during the current fiscal year and beyond. The Company has no other material commitments for capital expenditures. The foregoing statements are forward-looking and there can be no assurance that such statements will prove to be true due, in part, to the Company's need to remain flexible in its capital expenditures so as to be able to address needs as they arise.

     The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash derived from its operating and financing activities will be sufficient to meet its cash requirements and implement its business plan through the end of fiscal 1997.

     On October 19, 1995, the Company consummated a public offering of 2,645,000 shares (including 1,200,000 primary shares, 345,000 primary shares sold by the Company upon the exercise by the underwriters of the over-allotment option granted to them and 1,100,000 secondary shares sold by certain shareholders of the Company) of its Class A Common Stock. The Company recorded the sale by it of an aggregate of 1,545,000 shares of Class A Common Stock at the public offering price of $25.25 per share less underwriting discounts, commissions and public offering expenses in the aggregate of $2.5 million for total net proceeds of $36.5 million. The Company used the net proceeds from the public offering for general corporate and working capital purposes, including to enhance the Company's liquidity and financial flexibility with regard to its lease and Contract originations and expand and further develop its used automobile remarketing capabilities and operations.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS No. 121 as of July 1, 1996.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure.

Effective July 1, 1996, the Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted July 1, 1995.

     In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company is required to adopt SFAS No. 125 for all such transactions which occur subsequent to December 31, 1996.

     The Company does not expect the adoption of SFAS Nos. 121, 123 or 125 to have a material effect on the Company's Consolidated Financial Statements or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required to be contained in this Report appear following the signature pages of this Report, starting on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement"), scheduled to be held on November 4, 1996.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by Item 12 is incorporated by reference to the subsections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the subsections entitled "Employment Arrangements and Compensation Plans" and "Other Related Party Transactions" in the Company's Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of Oxford Resources Corp. and subsidiaries are included in Part II, Item 8 of this Report and appear following the signature pages of this Report on the following pages:

                                                                         Page(s)
                                                                         -------

     Report of Independent Certified Public Accountants. . . . . . . . . . .F-2
     Consolidated Balance Sheets - June 30,
       1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
     Consolidated Statements of Income -
       years ended 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .F-4
     Consolidated Statements of Shareholders'
     Equity(Deficit)- years ended
       June 30, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . .F-5
     Consolidated Statements of Cash Flows-
       years ended June 30, 1996, 1995 and 1994. . . . . . . . . . . . . . .F-6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-8

     (2)  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules of Oxford Resources Corp. and subsidiaries (which appears following the signature pages of this Report at page S-3) is included in Part IV of this Report:

     Schedule II    -    Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or noted thereto.

     (3) EXHIBITS

     Please see Index of Exhibits following the signature page of this Report.

(b) REPORTS ON FORM 8-K

     The Company was not required to file a current report on Form 8-K during the quarter ended June 30, 1996 and none were filed during that period.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OXFORD RESOURCES CORP.
                             (Registrant)


September 27, 1996       By:/s/ Michael C. Pascucci
                            ------------------------
                         Michael C. Pascucci
                         Chairman of the Board &
                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 27, 1996       By:  /s/ Michael C. Pascucci
                              ------------------------------
                              Michael C. Pascucci
                              Chairman of the Board
                              Chief Executive Officer &
                              Director (Principal Executive
                              Officer)


September 27, 1996       By:  /s/ John A. Danzi
                              ------------------------------
                              John A. Danzi
                              President, Chief Operating
                              Officer & Director



September 27, 1996       By:  /s/Christopher S. Pascucci
                              ------------------------------
                              Christopher S. Pascucci
                              Executive Vice President,
                              Chief Financial Officer & Director
                              (Principal Financial Officer)




September 27, 1996       By:  /s/ Mark A. Freeman
                              ------------------------------
                              Mark A. Freeman
                              Senior Vice President,
                              Secretary, Treasurer & Director
                              (Principal Accounting Officer)

September 27, 1996       By:  /s/ Ralph P. Pascucci
                              ------------------------------
                              Ralph P. Pascucci
                              Senior Vice President &
                              Director



September 27, 1996       By:  /s/ Peter I. Cavallaro
                              ------------------------------
                              Peter I. Cavallaro
                              Senior Vice President,
                              General Counsel, Assistant Secretary
                              & Director



September 27, 1996       By:  /s/ Gene M. Bernstein
                              ------------------------------
                              Gene M. Bernstein
                              Director



September 27, 1996       By:  /s/ Robert Ench
                              ------------------------------
                              Robert Ench
                              Director



September 27, 1996       By:  /s/ Stephen V. Murphy
                              ------------------------------
                              Stephen V. Murphy
                              Director

                                                          OXFORD RESOURCES CORP.
                                                                 AND SUBSIDARIES

                                                                           INDEX

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             2

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance sheets                                                            3

     Statements of income                                                      4

     Statements of shareholders' equity (deficit)                              5

     Statements of cash flows                                              6 - 7

     Notes to financial statements                                        8 - 26

[LOGO]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
 Shareholders of
Oxford Resources Corp.
Melville, New York

We have audited the consolidated balance sheets of Oxford Resources Corp. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1(b)4 to the consolidated financial statements, because the Company's leased vehicles are financed with individual non-recourse obligations, under certain circumstances the early termination of a lease results in the recognition of a gain from the early extinguishment of the related obligation.
A literal application of Statement of Financial Accounting Standards No. 4 (SFAS No. 4) requires that such gains be presented as an extraordinary item. In the opinion of management, with which we concur, a literal application of the requirements of SFAS No. 4 would result in a misleading presentation insofar as it would not properly portray the direct association between these gains and the other income statement effects of these early terminations, the frequent and recurring nature of these events, and therefore the economic effects of these transactions. Accordingly, these gains, which in the years ended June 30, 1996, 1995 and 1994 amounted to $1,823,544, $1,300,944 and $1,759,718, respectively, before reduction for income taxes of $711,000, $507,000 and $683,000, respectively, are included in income from continuing operations within the caption "gain on vehicle dispositions and lease terminations". This presentation has no effect on net income or shareholders' equity.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Resources Corp. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
New York, New York
August 26, 1996
                                      F-2

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

JUNE 30,                                                                                             1996                1995
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                  $   66,298,981      $   36,900,005
Available for sale securities                                                                   7,684,401              50,818
Net investment in automobile receivables                                                       60,708,681          22,946,755
Inventories and other assets                                                                   26,007,423          23,436,913
Vehicles under operating leases - net                                                       1,337,514,432       1,076,545,431
Property and equipment, less accumulated depreciation                                          10,702,456           6,028,496
Restricted funds on deposit with banks (net of $33,529,951
 and $30,724,151 of security deposits)                                                          8,922,036           4,341,079
Receivables from related parties                                                                2,824,147           2,952,357
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                           $1,520,662,557      $1,173,201,854
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accrued expenses and other liabilities                                                     $   16,150,730      $   10,197,516
Deferred income taxes                                                                          25,650,000          13,174,000
Notes payable and obligations under capital leases - non-recourse                           1,387,398,523       1,115,982,573
- -----------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                         1,429,199,253       1,139,354,089
- -----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value - shares authorized 10,000,000; none issued                             -                   -
Common stock:
  Class A, $.01 par value - shares authorized 62,000,000; issued 7,115,662 and 5,268,000           71,157              52,680
  Class B, $.01 par value - shares authorized 8,000,000; issued 7,724,000 and 8,000,000            77,240              80,000
  Additional paid-in capital                                                                   61,258,667          24,478,801
  Retained earnings                                                                            28,172,662           9,236,284
  Unrealized appreciation on available for sale securities                                      1,883,578                   -
- -----------------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                                   91,463,304          33,847,765
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                           $1,520,662,557      $1,173,201,854
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

YEAR ENDED JUNE 30,                                                              1996                1995                1994
- -----------------------------------------------------------------------------------------------------------------------------
REVENUES:
 Rental income                                                           $267,958,888        $221,435,598        $183,066,996
 Gain on sale of retail installment contracts                              10,119,587           3,354,139           1,759,074
 Interest and other income                                                  9,469,884           5,800,529           4,800,007
 Gain on vehicle dispositions and lease terminations                        4,295,703           5,784,046           4,130,019
 Servicing income                                                           9,476,667           6,736,761           4,523,416
- -----------------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                                        301,320,729         243,111,073         198,279,512
- -----------------------------------------------------------------------------------------------------------------------------


EXPENSES:
  Selling, general and  administrative                                     44,112,729          33,161,399          28,716,517
  Depreciation and amortization                                           131,836,513         116,035,719          95,775,891
  Interest                                                                 94,327,109          72,603,101          60,854,184
- -----------------------------------------------------------------------------------------------------------------------------
     TOTAL EXPENSES                                                       270,276,351         221,800,219         185,346,592
- -----------------------------------------------------------------------------------------------------------------------------


INCOME FROM CONTINUING OPERATIONS BEFORE TAXES ON INCOME                   31,044,378          21,310,854          12,932,920
TAXES ON INCOME                                                            12,108,000           8,311,000           5,018,000
- -----------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                          18,936,378          12,999,854           7,914,920
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES                            -                   -              28,082
- -----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $ 18,936,378        $ 12,999,854        $  7,943,002
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


NET INCOME PER SHARE                                                     $       1.30        $       0.98        $       0.66
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                                              14,588,126          13,305,479          12,044,663
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                                     Unrealized
                                       Common Stock                                                 Appreciation
                           ------------------------------------                                          on           Total
                                Class A            Class B            Additional     Retained         Available   Shareholders'
                           ----------------    ---------------          Paid-in      Earnings         for Sale       Equity
                           Shares    Amount    Shares    Amount         Capital      (Deficit)       Securities     (Deficit)
- ------------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 1, 1993     2,563,000  $25,630  8,000,000   $80,000    $   608,382   $(10,429,721)    $        -    $(9,715,709)
  Issuance of common
   stock                  2,705,000   27,050          -         -     23,870,419              -              -     23,897,469
  Distribution of shares
   of WLIG-TV Inc.                -        -          -         -              -     (1,276,851)             -     (1,276,851)
  Net income                      -        -          -         -              -      7,943,002              -      7,943,002
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1994    5,268,000   52,680  8,000,000    80,000     24,478,801     (3,763,570)             -     20,847,911
  Net income                      -        -          -         -              -     12,999,854              -     12,999,854
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995    5,268,000   52,680  8,000,000    80,000     24,478,801      9,236,284              -     33,847,765
  Issuance of common
   stock                  1,545,000   15,450          -         -     36,513,262              -              -     36,528,712
  Conversion of common
   stock                    276,000    2,760   (276,000)   (2,760)             -              -              -              0
  Exercise of stock
   options                   26,662      267          -         -        266,604              -              -        266,871
  Unrealized appreciation
   on available for sale
   securities                     -        -          -         -              -              -      1,883,578      1,883,578
  Net income                      -        -          -         -              -     18,936,378              -     18,936,378
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996    7,115,662  $71,157  7,724,000   $77,240    $61,258,667   $ 28,172,662     $1,883,578    $91,463,304
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

YEAR ENDED JUNE 30,                                                                        1996           1995           1994
- ------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 18,936,378   $ 12,999,854   $  7,943,002
- ------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization on vehicles under operating leases                129,474,370    114,223,309     94,756,464
    Depreciation and amortization on property and equipment                           2,362,143      1,812,410      1,019,427
    Provision for possible losses                                                     7,423,965      4,158,062      3,056,237
    Accrued interest on retail installment contracts sold                            (2,118,410)    (1,318,700)    (1,249,037)
    Deferred income taxes                                                            12,476,000      8,238,000      4,715,900
    Gain on vehicle dispositions and lease terminations                              (4,295,703)    (5,784,046)    (4,130,019)
    Gain on sale of retail installment contracts                                    (10,119,587)    (3,354,139)    (1,759,074)

  Decrease (increase) in assets:
    Purchase of treasury notes                                                     (234,074,726)   (45,795,739)             -
    Sale of treasury notes                                                          234,760,339     45,062,073              -
    Lease termination fees receivable                                                (5,740,366)    (4,427,338)    (2,741,634)
    Inventories and other assets                                                     (2,024,836)     1,096,637    (12,084,111)
    Retail installment contracts:
      Purchases                                                                    (267,451,193)   (80,888,175)   (42,663,182)
      Sales                                                                         242,452,928     77,319,340     34,346,293
      Dealer commissions and expenses paid                                          (10,132,081)    (3,233,961)      (910,366)
      Principal collections on contracts held for sale                                9,669,381      3,640,155      2,327,902
      Collections from retail installment contracts sold                              5,722,788      2,101,029        246,188
      Deposits to spread account                                                     (5,867,526)    (2,293,965)    (1,155,772)
      Withdrawals from spread account                                                 1,929,357      1,355,603              -
    Changes in net operating assets of discontinued operations                                -              -        143,903
  Increase in liabilities:
    Accounts payable and accrued liabilities                                          5,960,333      2,014,980        343,055
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                 110,407,176    113,925,535     74,262,174
- ------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         129,343,554    126,925,389     82,205,176
- ------------------------------------------------------------------------------------------------------------------------------


                                      F-6

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIAIRES

                                           CONSOLDIATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


YEAR ENDED JUNE 30,                                                                        1996           1995           1994
- ------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available for sale securities                                          (5,750,005)             -              -
  Purchase of vehicles under operating leases                                      (580,213,560)  (504,690,197)  (375,880,294)
  Proceeds from dispositions of vehicles under operating leases                     193,802,708    151,462,091    125,084,932
  Subordinated investment retained in retail installment contracts sold              (7,913,727)    (2,509,762)      (911,618)
  Capital expenditures                                                               (7,036,103)    (3,914,486)    (1,676,978)
  (Increase) decrease in receivables from related parties                               128,210        162,227       (215,145)
  Investing activities of discontinued operations                                             -              -       (158,638)
- ------------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                          (406,982,477)  (359,490,127)  (253,757,741)
- ------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and obligations under capital leases -
   non-recourse                                                                     630,196,721    545,449,291    410,798,324
  Principal payments on notes payable and obligations under capital leases -
   non-recourse                                                                    (358,780,771)  (301,708,835)  (254,661,174)
  Increase in restricted funds on deposit with banks                                 (1,166,515)      (380,219)      (646,034)
  Increase in notes payable and obligations under capital leases                              -              -      1,366,225
  Principal payments on notes payable and obligations under capital leases               (7,119)       (53,576)    (4,689,715)
  Proceeds from the sale of common stock and exercise of stock options               36,795,583              -     23,897,469
  Distribution of cash of WLIG-TV Inc.                                                        -              -       (120,329)
  Financing activities of discontinued operations                                             -              -        (91,448)
- ------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                       307,037,899    243,306,661    175,853,318
- ------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            29,398,976     10,741,923      4,300,753
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         36,900,005     26,158,082     21,857,329
- ------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $66,298,981    $36,900,005    $26,158,082
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F-7

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

1.   SUMMARY OF ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements for the year ended June 30, 1994 give effect, on a retroactive basis, to the merger ("Merger") of the previous parent company, Trexar Corp. ("Trexar") into its principal operating subsidiary, Oxford Resources Corp. ("Oxford", and together with its wholly-owned subsidiaries, the "Company") (Note 1(g)).

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

          Concurrently with the Merger, Trexar distributed the shares of its wholly-owned commercial television station subsidiary, WLIG-TV Inc. ("WLIG") to its stockholders in the amount of $1,276,851. WLIG's operations have been reflected as discontinued operations.

     (b)  DESCRIPTION OF BUSINESS AND REVENUE RECOGNITION

          The Company's business and its policies for recognizing revenue are as follows:

          1.   AUTOMOBILE LEASING.

               The Company enters into or purchases leases on new and used automobiles from automobile dealers. All of the leases which the Company enters into or purchases are accounted for as operating leases. At the inception of the lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the balance sheet as "vehicles under operating leases-net."
               The capitalized cost of each vehicle is depreciated over the lease term on a straight line basis down to the Company's original estimate of the projected value of the vehicle at the end of the scheduled lease term (the "Residual").
               Monthly lease payments are recognized as rental income.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               The Company finances substantially all of its leases, on a lease-by-lease basis, with banks and financial institutions for the duration of the lease term at a fixed interest rate and enters into either a note or capital lease obligation in connection with each lease with the respective bank or financial institution for the amount financed. Such notes are non-recourse to the Company during the term of the lease and, accordingly, the bank or financial institution assumes all credit risk for the duration of the lease term.

               Lease rental payments are assigned and remitted to banks or financial institutions when received to reduce the notes or capital lease obligations, and the proceeds from the sale of the automobiles at the lease termination are used to retire such notes or obligations.

          2.   AUTOMOBILE RECEIVABLES.

               The Company enters into or purchases from automobile dealers certain retail installment contracts ("Contracts") in connection with the sale of new and used motor vehicles, with terms typically ranging from two to seven years. The Company pools and sells the Contracts utilizing various structures including private whole-loan sales or securitization transactions. In June 1994, the Company completed its first securitization transaction whereby the Company sold a pool of Contracts to a special purpose corporate subsidiary which in turn sold these Contracts to a grantor trust.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               The grantor trust issued certificates of beneficial interest and used the proceeds from these certificates to purchase the pool of Contracts. In subsequent securitization transactions, the Company, through a special purpose corporate subsidiary, sold pools of Contracts to an unaffiliated corporation which administers a multi-seller commercial paper conduit. In this structure, the Company sold each pool of Contracts for a price equal to 100% of the then outstanding principal balance of the Contracts, 3% of which was deferred as a holdback amount and which is anticipated to be paid out of future cash flows from the pool of sold Contracts (the "retained subordinated investments in contracts sold"). Recourse to the Company in these sales is limited to the extent of the retained subordinated investments in contracts sold, if any, the restricted cash spread account established as a credit enhancement and the excess servicing receivable (hereinafter defined) recorded by the Company (Note 1(b)3) in the transactions. Additionally, the Company has limited contractual recourse provisions relating to breach of certain representations and warranties relating to the eligibility of the sold Contracts. The Company retains the servicing rights with respect to all sold Contracts.

          3.   SALE OF CONTRACTS

               The Company recognizes gains and losses on the sale of Contracts at each sale date based on a determination of the present value of the estimated future amounts ("excess servicing cash flows") to be realized by the Company in connection with such sale.
               These estimates consider all cash flows which are estimated to be generated by the sold Contracts over their life less 1) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction,
               2) payments to investors in the transaction, 3) payments to the Company with respect to its retained subordinated investments in contracts sold, if any, and 4) credit enhancement expenses, if any. Additionally, excess servicing cash flows are reduced by both a credit loss provision, which is estimated to be adequate to cover credit losses over the life of the sold Contracts, and the impact of estimated prepayments.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               The gain on sale recognized is net of all transaction fees and expenses, including dealer commissions incurred in connection with the purchase of the sold Contracts and any unrealized gain or loss on any short position.

               The receivable related to the gain on sale is included on the balance sheet as "excess servicing receivable" under the caption Net Investment in Automobile Receivables. The Company evaluates the carrying value of its excess servicing receivable for each discreet sale transaction that the Company has consummated at each reporting period considering the actual prepayment and credit loss experience of the underlying sold Contracts and makes adjustments to reduce the carrying value of such asset, if appropriate. To date, the Company has not been required to record any such adjustments. Any adjustment of the Company's excess servicing receivable would be charged to servicing income.

          4.   GAIN ON VEHICLE DISPOSITIONS AND LEASE TERMINATIONS.

               The Company realizes gains and losses as the result of the termination of leases, both at and prior to their scheduled termination, and the disposition of the related vehicles. The disposal of vehicles which reached scheduled termination of a lease results in a gain or loss equal to the difference between the proceeds received from the disposition of the vehicle and its net book value, which equals the Residual at scheduled lease termination. Lease terminations that occur prior to scheduled maturity as the result of the lessee's voluntary request to purchase the vehicle generally result in gains, equal to the excess of the price received over the vehicle's net book value.

               Early lease terminations also occur because of (i) a default by the lessee or (ii) the physical loss of the vehicle. In those instances, the Company receives the proceeds from either the resale of the repossessed vehicle, or the payment by the lessee's insurer. The Company records a gain or loss for the difference between the proceeds received and the net book value of the vehicle.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               Upon such early termination, the Company is required to remit to its banks or financial institutions the proceeds received, up to the remaining balance of the related non-recourse obligation. The Company realizes an additional or offsetting gain to the extent the proceeds received and remitted are less than the balance of the related non-recourse obligation. Both the loss from the disposal of the vehicle (the "credit losses on lessee defaults and physicallosses") and the gain on the early extinguishment of the non-recourse obligation are included in the income statement caption "gain on vehicle dispositions and lease terminations". The amounts included as a result of such early terminations are as follows:

          YEAR ENDED JUNE 30,                      1996           1995           1994
          ---------------------------------------------------------------------------
          Gain on extinguishment of
           non-recourse obligations          $1,823,544     $1,300,944     $1,759,718
          Credit losses on lessee defaults
           and physical losses                1,373,979        930,608      1,360,259
          ---------------------------------------------------------------------------
          Net gain included in "gain on
           vehicle dispositions and lease
           terminations"                     $  449,565     $  370,336     $  399,459
          ---------------------------------------------------------------------------
          ---------------------------------------------------------------------------

               The strict application of Statement of Financial Accounting Standards No. ("SFAS") No. 4 would require that the gain on extinguishment of non-recourse obligations be presented as an extraordinary item, net of related income taxes.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               The Company records the gain on debt extinguishment as part of continuing operations because (i) such terminations occur frequently in the ordinary course of the Company's business, (ii) each leased vehicle is pledged individually and separately to a corresponding non-recourse obligation and, therefore, the elimination of both the asset and the corresponding liability on early termination is linked together, and (iii) such presentation more properly matches the cost, in the form of higher interest expense which the Company incurs to transfer credit risk to the banks or financial institutions, with the associated benefit of such risk transfer. Such benefit is the gain on extinguishment of the non-recourse obligations which represents the credit losses transferred to and incurred by the banks or financial institutions. To reflect the gain on the debt extinguishment as an extraordinary item, as prescribed by SFAS No. 4, would, in the opinion of management, result in a mismatched and misleading presentation insofar as it would not properly portray the direct association between these gains and the other income statement effects of these early terminations, as presented above. Accordingly, these gains are included, together with other gains and losses from early terminations and scheduled terminations, in income from continuing operations. This presentation has no effect on net income or shareholders' equity.

          5.   SERVICING INCOME

               The Company earns servicing income from substantially all of the banks and financial institutions which finance the Company's leases. Such services consist primarily of collections of monthly payments from lessees and record-keeping functions. Related servicing income is recognized during the periods in which the services are provided.

               For all of its Contract sale transactions, the Company retains servicing rights and responsibilities and receives (i) normal servicing fees over the life of the sold Contracts as the services are provided and (ii) excess servicing cash flows.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (c)  AVAILABLE FOR SALE SECURITIES

          The Company classifies and accounts for investments in marketable securities, except for its positions of Treasury notes (see Note 1(d)), as available-for-sale since it is not the Company's objective to generate profits on short-term differences in price. Unrealized holding gains and losses (determined by specific identification) on investments are carried as a separate component of shareholders' equity.

     (d)  SHORT SALES OF TREASURY NOTES

          The Company sells its Contracts on a quarterly basis. The Company has utilitzed the short sale of Treasury notes, from time to time, in an attempt to reduce its exposure to interest rate risk during the period that the Company holds Contracts prior to their sale. These transactions do not qualify for hedge accounting which allows for a deferral of gains or losses on open positions. The Company utilizes SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to account for these transactions. Accordingly, the Company marks to market any change in value of its open short position on two-year Treasury notes which are held as of the balance sheet date. At such time as a sale of Contracts is concluded, the Company's short position is covered by the purchase of a like amount of two-year Treasury notes to cover its open position and recognizes any unrealized gain or loss (excluding the impact of any previously recognized gain or loss resulting from marking any open positions to market as described above). Such gain or loss is included as Gain on Sale of Retail Installment Contracts in the Company's Statement of Income. To date, unrealized gains or losses on open positions as of balance sheet dates have not been material.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (e)  VEHICLE INVENTORIES

          The inventories of used vehicles, which totalled $14,765,946 and $15,559,689 at June 30, 1996 and 1995, respectively, are recorded at original cost less accumulated depreciation, on the specific identification method, which is not in excess of market.

     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the related asset ranging from five to twenty years.

     (g)  NET INCOME PER SHARE

          Net income per share is calculated using the treasury stock method for the three years in the period ended June 30, 1996. Under the treasury stock method, options and warrants outstanding are assumed to be exercised and the proceeds from such are assumed to be used to repurchase shares of common stock at the average market price for the period for primary earnings per share and the ending market price for fully dilutive calculations. Net income per share for the three years in the period ended June 30, 1996 is from continuing operations. Discontinued operations for the year ended June 30, 1994 is immaterial.

     (h)  STATEMENT OF CASH FLOWS

          For purposes of this statement, cash equivalents include commercial paper and certificates of deposit with original maturities of three months or less.

     (i)  USE OF ESTIMATES

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instruments include cash, investments in available for sale securities, excess servicing receivable and the short sale of Treasury notes. Amounts recorded for these instruments approximate fair value due to either their maturity or the nature of these financial instruments. Contracts held for sale are accounted for at amortized cost which approximates fair value as they are sold shortly after purchase.

          The fair value of the Company's notes payable and obligations under capital leases - non-recourse, which approximates $1.4 billion and $1.1 billion, respectively, as of June 30, 1996 and 1995, is estimated based on current rates offered to the Company for debt of the same initial maturities.

     (k)  RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS No. 121 as of July 1, 1996.

          In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Effective July 1, 1996, the Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted July 1, 1995.

          In June 1996, FASB issued SFAS NO. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Company is required to adopt the SFAS for all such transactions which occur subsequent to December 31, 1996.

          The Company does not expect the adoption of SFAS Nos. 121, 123 or 125 to have a material effect on the Company's
          Consolidated Financial Statements or results of operations.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (l)  RECLASSIFICATIONS

          Certain amounts have been reclassified to conform to classifications used at June 30, 1996.

2.   VEHICLES UNDER OPERATING LEASES - NET

Vehicles under operating leases - net consists of the following:

JUNE 30,                                           1996                1995
- ----------------------------------------------------------------------------
Vehicles owned by the Company (Note 5)   $  925,197,562      $  760,809,567
Vehicles leased by the Company under
 capital leases (Note 5) for re-lease
 under operating leases                     639,261,718         509,756,264
Accumulated depreciation and
 amortization                              (237,233,342)       (204,572,078)
- ----------------------------------------------------------------------------
Vehicles, net of accumulated
 depreciation and amortization            1,327,225,938       1,065,993,753
- ----------------------------------------------------------------------------
Lease termination fees receivable            16,533,494          12,787,776
Allowance for possible losses                (6,245,000)         (2,236,098)
- ----------------------------------------------------------------------------
Net receivable                               10,288,494          10,551,678
- ----------------------------------------------------------------------------
Vehicles under operating leases net      $1,337,514,432      $1,076,545,431
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

At June 30, 1996 and 1995, three vehicle models represented 68.0% and 65.3%, respectively, of the vehicles under operating leases - net.

The following is a schedule by years of minimum future rentals on noncancellable operating leases as of June 30, 1996:

YEAR ENDING JUNE 30,
- -----------------------------------------------------
     1997                             $243,753,135
     1998                              143,827,790
     1999                               49,582,824
     2000                                6,063,660
     2001                                  822,248
- -----------------------------------------------------
                                      $444,049,657
- -----------------------------------------------------
- -----------------------------------------------------

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

3.   NET INVESTMENT IN AUTOMOBILE RECEIVABLES

The components of the net investment in automobile receivables are as follows:

JUNE 30,                                                1996           1995
- ----------------------------------------------------------------------------

Retail installment contracts
 held for sale                                   $20,672,495     $7,140,996
Retained subordinated investments in
 contracts sold                                   12,379,298      6,638,067
- ----------------------------------------------------------------------------
                                                  33,051,793     13,779,063
Allowance for possible losses (1)                 (1,368,839)      (795,623)
- ----------------------------------------------------------------------------
                                                  31,682,954     12,983,440
Excess servicing receivable (2)                   29,025,727      9,963,315
- ----------------------------------------------------------------------------
Net investment in automobile receivables         $60,708,681    $22,946,755
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

     (1) Allowance for possible losses are provided for retail installment contracts held for sale of $760,062 and $236,641 and for retained subordinated investments in contracts sold of $608,777 and $558,982 for the years ended June 30, 1996 and 1995, respectively.

     (2) Excess servicing receivable is net of an allowance for possible losses of $6,232,376 and $2,606,845 for the years ended June 30, 1996 and 1995, respectively.

4.   RECEIVABLES FROM RELATED PARTIES

The receivables from related parties consist primarily of an unsecured interest bearing note due from a limited partnership. The sole shareholder of the general partner and certain of the limited partners are executive officers and directors of the Company. The interest, which accrues at the blended "Applicable Federal Rate" (as defined in the Internal Revenue Code of
1986), and the note is due on September 1, 2000. The limited partnership contributed the proceeds of such note to a general partnership for the purchase of land and a building and the financing of improvements thereon. The Company leases the building as its corporate headquarters (Note 9). The initial term of the lease expires November 30, 2001 and the lease provides for two five-year renewal terms at the Company's option. Principal and interest payments are payable from all distributions from the cash flow of the general partnership, except for such amounts required to satisfy tax liabilities.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

5.   NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES - NON-RECOURSE

Notes payable to finance the purchase of leased vehicles, and obligations under capital leases related to vehicles leased by the Company for re-lease, are due in installments equal to the lease rentals receivable by the Company from the lessee, with the final payments equal to the Residual at scheduled lease termination. These notes and obligations are collateralized by the lease receivables and the vehicles under operating leases. The vehicles under operating leases (Note 2) are recorded upon purchase of vehicles. The related notes payable and obligations under capital leases are recorded upon the receipt of financing proceeds. Interest rates are fixed for the lives of the loans, or terms of the leases, and ranged from 5.75% to 10.25% at June 30, 1996.

Future minimum payments are as follows:

                                                   OBLIGATIONS
                                       NOTES      UNDER CAPITAL
YEAR ENDING JUNE 30,                  PAYABLE        LEASES          TOTAL
- ------------------------------------------------------------------------------
     1997                          $314,197,186   $212,387,609   $526,584,795
     1998                           342,753,652    228,329,673    571,083,325
     1999                           197,199,949    177,368,795    374,568,744
     2000                            48,267,358     21,172,405     69,439,763
     2001                             5,407,572      1,469,020      6,876,592
- ------------------------------------------------------------------------------
                                    907,825,717    640,727,502  1,548,553,219
Less:
  Portion representing
    future interest                  87,631,330     61,104,846    148,736,176
  Proceeds receivable from lenders   12,418,520              -     12,418,520
- ------------------------------------------------------------------------------
Notes payable and obligations
 under capital leases -
 non-recourse                      $807,775,867   $579,622,656 $1,387,398,523
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Interest expense on notes payable and obligations under capital leases - non-recourse, was $94,152,251, $72,540,195 and $60,503,985 for the year ended
June 30, 1996, 1995, and 1994 respectively.

During the fiscal years ended June 30, 1996 and 1995, approximately 44.8% and 33.0%, respectively, of the dollar amount of the leases were financed by two financial institutions.


6.   TAXES ON INCOME

The provisions for federal and state income taxes consist of the following:

YEAR ENDED JUNE 30,                      1996           1995           1994
- ----------------------------------------------------------------------------
CURRENT:
   Federal                        $         -     $        -     $        -
   State                              100,000         73,000        100,000
- ----------------------------------------------------------------------------
                                      100,000         73,000        100,000
- ----------------------------------------------------------------------------
DEFERRED:
   Federal                          9,243,000      6,120,000      3,966,000
   State                            2,765,000      2,118,000        970,000
- ----------------------------------------------------------------------------
                                   12,008,000      8,238,000      4,936,000
- ----------------------------------------------------------------------------
TOTAL TAXES ON INCOME             $12,108,000     $8,311,000     $5,036,000
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


For the year ended June 30, 1994, $18,000 of the tax provision was allocated to discontinued operations.

For financial reporting purposes, the Company accounts for all leases as operating leases. Vehicles under operating leases are depreciated over the scheduled lease term to their estimated residual values, using the straight-line method. However, for income tax purposes, income recognition differs as follows:

     (a) For those leases where the vehicle is owned by the Company, the cost of the leased vehicles are depreciated over the statutory term using accelerated or straight-line methods, without regard to estimated salvage or residual values.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (b) For those leases where the vehicle is leased by the Company for re-lease, all proceeds received which are in excess of the original net investment in operating leases are recognized as income at lease inception.

The Company records a gain on sale of retail installment contracts at such time it sells its Contracts in private whole-loan sales or in securitization transactions. For income tax reporting, income is recognized upon receipt of the cash flows for certain of the Company's sales transactions.

The net deferred tax liability consists of the following:

JUNE 30,                                                1996           1995
- ----------------------------------------------------------------------------
DEFERRED TAX LIABILITY RELATED TO:
   Excess depreciation                          $ 75,216,000   $ 53,969,000
   Gain on sale of retail installment
    contracts                                     10,709,000      2,775,000
- ----------------------------------------------------------------------------
                                                  85,925,000     56,744,000
- ----------------------------------------------------------------------------
DEFERRED TAX ASSETS RELATED TO:
   Loss carryforwards                            (50,420,000)   (38,457,000)
   Leasing income                                 (9,437,000)    (4,695,000)
   Business tax credit carryforwards              (3,778,000)    (3,778,000)
   Alternative minimum tax credit
    carryforwards                                   (418,000)      (418,000)
- ----------------------------------------------------------------------------
                                                 (64,053,000)   (47,348,000)
   Less valuation allowance                        3,778,000      3,778,000
- ----------------------------------------------------------------------------
                                                 (60,275,000)   (43,570,000)
- ----------------------------------------------------------------------------
NET LIABILITY                                   $ 25,650,000    $13,174,000
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Unused operating losses available to reduce future years' taxable income for tax reporting purposes aggregate to $123.4 million. The loss carryforwards begin to expire at June 30, 2000 through 2011 when the last $27.9 million expires.

Alternative minimum tax credit carryforwards of $418,000 are available at June 30, 1996 to reduce future years' federal tax liabilities computed under the regular tax system.

Business tax credits of $3.8 million for income tax purposes are available at June 30, 1996 to offset taxes on income through June 30, 2001.

The Company has established a valuation allowance against its deferred tax asset where there is an uncertainty as to when such benefits will be utilizable.

A reconciliation of taxes computed at the Federal statutory rate to taxes computed at the actual effective tax rate applicable to income from continuing operations before taxes on income is as follows:

YEAR ENDED JUNE 30,                      1996           1995           1994
- ----------------------------------------------------------------------------
Federal income taxes computed at
 statutory rates                  $10,866,000     $7,459,000     $4,527,000
Increase (decrease) in taxes
 resulting from:
   State and local taxes            1,862,000      1,424,000        694,000
   Other                             (620,000)      (572,000)      (203,000)
- ----------------------------------------------------------------------------
Taxes on income                   $12,108,000     $8,311,000     $5,018,000
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

7.   SHAREHOLDERS' EQUITY

     (a)  CLASS A COMMON STOCK

          On October 19, 1995, the Company consummated a public offering of 2,645,000 shares (including 1,200,000 primary shares, 345,000 primary shares sold by the Company upon the exercise by the underwriters of the over-allotment option granted to them and 1,100,000 secondary shares sold by certain shareholders of the Company) of its Class A Common Stock. The Company recorded the sale by it of an aggregate of 1,545,000 shares of Class A Common Stock at the public offering price of $25.25 per share less underwriting discounts, commissions and public offering expenses in the aggregate of $2,482,538 for total net proceeds of $36,528,712.

          Additionally, in conjunction with the public offering, certain shareholders converted an aggregate of 276,000 shares of Class B Common Stock into an equal number of shares of Class A Common Stock, which were sold in the public offering.

          On December 17, 1993, the Company consummated an initial public offering of 2,437,000 shares of its Class A Common Stock. 268,000 shares of Class A Common Stock were subsequently sold on January 10, 1994 upon the exercise by the Underwriters of the over-allotment option. The Company recorded the sale of its common stock at the initial public offering price of $10.00 per share less underwriting discounts, commissions and initial public offering expenses in the aggregate of $3,152,531 for total net proceeds of $23,897,469.

     (b)  STOCK OPTION PLAN

          During fiscal 1994, the Company adopted a stock option plan that provides for the granting of non-qualified and/or incentive stock options to purchase up to an aggregate of 1,300,000 shares of Class A Common Stock. The options may be granted to employees, officers, directors, advisors and independent consultants to the Company. The options vest over a period of three years, beginning two years from date of issuance, and expire ten years from the date of issuance, except with respect to certain incentive stock options granted to persons who are members of a group owning beneficially 10% or more of the Class A Common Stock, which such options expire in five years.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


          The following reflects the changes in outstanding options to purchase the Company's Class A Common Stock:


                                                        Options
                                           --------------------------------
                                            Shares             Option price
                                                                  per share
- ----------------------------------------------------------------------------
Balance, July 1, 1993                            -                        -
   Granted                                 359,000          $10.00 - $11.00
- ----------------------------------------------------------------------------
Balance, June 30, 1994                     359,000          $10.00 - $11.00
   Granted                                  55,000                   $12.25
   Cancelled                                (6,000)                  $10.00
- ----------------------------------------------------------------------------
Balance, June 30, 1995                     408,000          $10.00 - $12.25
   Granted                                 191,036          $21.00 - $28.00
   Cancelled                               (25,000)                  $12.25
   Exercised                               (26,662)                  $10.00
- ----------------------------------------------------------------------------
Balance, June 30, 1996                     547,374          $10.00 - $28.00
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

8.   RETIREMENT PLANS

The Company has a qualified non-contributory money purchase pension plan and a profit-sharing plan, which qualifies under section 401(k) ("401K") of the Internal Revenue Code of 1986 (effective for the year ended June 30, 1994), covering substantially all employees. Each plan provides for discretionary Company contributions and additionally, the profit sharing plan provides for matching of employees' contributions at a rate of 50% on the first 4% of gross salary contributed by such employees.

Additionally, during the fiscal year ended June 30, 1995, the Company adopted a non-qualified deferred compensation plan for employees of the Company whose annual compensation exceeds $150,000 per year, and calculated in accordance with the terms of the plan. The plan provides for discretionary Company
contributions.   The plan contribution charged to continuing operations for the years ended June 30, 1996 and 1995 was $55,201 and $33,112, respectively. This amount is included in pension and profit-sharing expense.

Pension and profit-sharing expense, including 401K, charged to continuing operations was $918,356, $546,324 and $584,547 for the years ended June 30, 1996, 1995 and 1994, respectively.

9.   COMMITMENTS

     (a)  LEASE COMMITMENTS

          The Company's lease for its corporate headquarters, which is with a partnership in which certain of the Company's principal shareholders have general or limited partnership interests (Note 4) and minimum annual rental commitments under noncancelable operating leases, exclusive of real estate taxes and maintenance, principally for other office space and office equipment aggregate to approximately $6,300,000 over the next five years. Rental expense charged to continuing operations was approximately $1,134,000, $1,057,000 and $1,028,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Rental expense paid to a related party net of a sublease was approximately $564,000, $510,000 and $535,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

                                                          OXFORD RESOURCES CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (b)  LINES OF CREDIT

          The Company maintains two revolving credit facilities totalling $13,000,000. Interest rates on these facilities range from prime to prime plus 1.0%. At June 30, 1996, the Company had an aggregate availability under these facilities of $13,000,000.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest and income taxes paid during the year were as follows:


YEAR ENDED JUNE 30,            1996                1995                1994
- ----------------------------------------------------------------------------
Interest                $94,327,109         $72,603,101         $60,854,184
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
Income taxes                $53,835             $72,634             $99,559
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

11.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain key financial data which was included in the Company's quarterly filings of unaudited interim consolidated financial information for the years ended June 30, 1996 and 1995.

                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
- --------------------------------------------------------------------------------
1996

Total revenues              $70,431,801  $73,896,686  $77,301,940  $79,690,302
Income from continuing
 operations before taxes
 on income                    6,615,337    7,442,669    8,155,470    8,830,902
Net income                    4,035,337    4,539,669    4,974,470    5,386,902
Net income per share        $      0.30  $      0.31  $      0.33  $      0.36

                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
- --------------------------------------------------------------------------------
1995
Total revenues              $55,719,247  $59,666,111  $61,768,374  $65,957,341
Income from continuing
 operations before taxes
 on income                    4,330,638    5,987,379    4,903,972    6,088,865
Net income                    2,641,638    3,652,379    2,991,972    3,713,865
Net income per share        $      0.20  $      0.28  $      0.23  $      0.28


                                     F-26

                                  EXHIBIT INDEX

                                                                                            SEQUENTIAL
EXHIBIT NUMBER                       DESCRIPTION                                             PAGE NO.
- --------------                       -----------                                             --------
2.01                Plan  and Agreement of Merger dated December 10, 1993.
                    Incorporated by reference from Exhibit 2 to the Company's
                    Form 10-Q for the quarter ended December 31, 1993 and
                    filed with the Commission on February 10, 1994.

3.01(1)             Restated Certificate of Incorporation
                    of Oxford Resources Corp.

3.02(1)             By-laws.

4.01(1)             Specimen of Class A Common Stock Certificate.

4.02                Specimen of Class B Common Stock Certificate.
                    Incorporated by reference from Exhibit 4(c) to the Company's
                    Form 10-Q for the quarter ended December 31, 1993 and filed with the Commission on February 10, 1994.

!10.01              Form of Closed-End Vehicle Lease Agreement                                 74
                    and Disclosure Statement.

!10.02              Form of Retail Installment Contract.                                       85

**10.03(1)          Master Trac Lease Agreement between Oxford
                    Resources Corp. and Box Leasing Corporation,
                    dated as of May 1, 1990; Security Agreement
                    between Oxford Resources Corp. and Box Leasing
                    Corp. dated as of May 1, 1990; Protection Agree-
                    ment between Oxford Resources Corp. and Bank One
                    Acceptance Corporation, dated as of June 14, 1991;
                    and Second Amendment to Protection Agreement be-
                    tween Oxford Resources Corp. and Bank One Accept-
                    ance Corporation, dated as of August 30, 1993.

  +10.04(1)         Employment Agreement between Oxford Resources Corp.
                    and John A. Danzi, dated July 1, 1993.

  +10.05(1)         Deferred Compensation Letter Agreement between
                    John A. Danzi and Oxford Resources Corp.,
                    dated November 30, 1984; as amended September
                    24, 1992.

  +10.06(1)         Deferred Compensation Letter Agreement between
                    Mark A. Freeman and Oxford Resources Corp.,
                    dated as of July 1, 1985.

  +10.07(1)         Oxford Resources Corp. 1993 Stock Option Plan.

  10.08             Oxford Resources Corp. 401(k) Profit Sharing Plan.



                                                                                            SEQUENTIAL
EXHIBIT NUMBER                       DESCRIPTION                                             PAGE NO.
- --------------                       -----------                                             --------
  10.09(1)          Lease Agreement between Oxford Resources Corp. and
                    LBA Melville Associates, dated July 31, 1990; First
                    Amendment to Lease between LBA Melville Associates
                    and Oxford Resources Corp., dated November 15, 1991.

  10.10(1)          Sublease Agreement between Oxford Resources Corp.
                    and WLIG-TV, Inc.

**10.11(a)(1)       Primary Vehicle Residual Value Insurance Policy
                    dated May 1, 1993.

**10.11(b)          Primary Vehicle Residual Value Insurance Policy
                    dated May 1, 1994.

10.11(c)  (i)       Certificate of insurance evidencing renewal of policy
                    identified as Exhibit 10.11(b) above for policy period
                    from May 1, 1995 to May 1, 1996.  Incorporated by
                    reference to Exhibit 10.11(c) to the Company's
                    Form 10-K for the fiscal year ended June 30, 1995, filed
                    with the Commission on September 8, 1995.

!10.11(c)(ii)       Certificate of insurance evidencing renewal of policy                       93
                    identified as Exhibit 10.11(b) above for policy period
                    from May 1, 1996 to May 1, 1997.

10.11(d)(i)         Certificate of Insurance evidencing Excess Residual
                    Value Insurance Policy dated May 1, 1995.
                    Incorporated by reference to Exhibit 10.11(d)(i) to the Company's
                    Form 10-K for the fiscal year ended June 30, 1995, filed
                    with the Commission on September 8, 1995.

!10.11(d)(ii)       Certificate of insurance- evidencing renewal of policy identified           95
                    as Exhibit 10.11(d)(i) above for policy period from May 1, 1996 to
                    May 1, 1997.

**10.12(1)          Excess Layer Residual Insurance Policy dated
                    July 1, 1993.

**10.13(a)          Contingent and Excess Liability Automobile
                    Insurance Policy dated July 1, 1993.

10.13(b) Certificate of insurance- evidencing renewal of policy identified as Exhibit 10.13(a) herein for policy period from July 1, 1995 to July 1, 1996. Incorporated by reference to Exhibit 10.13(b) to the Company's
                    Form 10-K for the fiscal year ended June 30, 1995, filed with the Commission on September 8, 1995.

!10.13(c)           Certificate of insurance- evidencing renewal of policy                      97
                    identified as Exhibit 10.13(a) above for policy period
                    from July 1, 1996 to July 1, 1997.

**10.14             Contingent Liability Insurance Policy dated
                    March 2, 1994.  Incorporated by reference to Exhibit
                    10.01 to the Company's Form 10-Q for the quarter ended March 31, 1994 and filed with the Commission on May 12, 1994.



                                                                                            SEQUENTIAL
EXHIBIT NUMBER                       DESCRIPTION                                             PAGE NO.
- --------------                       -----------                                             --------
10.14(b)       Certificate of insurance evidencing renewal of policies
               identified as Exhibits 10.14 and 10.15 herein for policy
               period from March 2, 1995 to March 2, 1996.
               Incorporated by reference to Exhibit 10.14(b) to the Company's
               Form 10-K for the fiscal year ended June 30, 1995, filed
               with the Commission on September 8, 1995.

!10.14(c)      Certificate of  insurance evidencing renewal of the policies                     99
               identified as Exhibits 10.14 and 10.15 herein for policy period from March 2, 1996 to March 2, 1997.

**10.15        Excess Liability Insurance Policy dated March 2, 1994.
               Incorporated by reference to Exhibit 10.02 to the Company's Form 10-Q for the quarter ended March 31, 1994 and filed with the Commission on May 12, 1994.

**10.16(1)     Contingent Liability Insurance Policy dated
               October 1, 1992, including Binder renewing
               policy for October 1, 1993 - October 1, 1994 policy year.

10.16(b) Certificate of insurance evidencing renewal of policies identified as Exhibits 10.16 and 10.17 herein for policy period from October 1, 1994 to October 1, 1995.
               Incorporated by reference to Exhibit 10.16(b) to the Company's
               Form 10-K for the fiscal year ended June 30, 1995, filed with the Commission on September 8, 1995.

!10.16(c)(i)   Certificate of insurance evidencing renewal of the policies                      101
               identified as Exhibits 10.16 and 10.17 herein for the policy period from October 1, 1995 to October 1, 1996.

!10.16(c)(ii)  Certificate of insurance evidencing renewal of policies                          102
               identified as Exhibits 10.16 and 10.17 herein for policy
               period from October 1, 1996 to October 1, 1997.

**10.17(1)     Commercial Liability Insurance Policy dated
               October 1, 1992, including Binder renewing
               policy for October 1, 1993 - October 1, 1994
               policy year.

  10.18(1)     Management and Services Agreement between
               Oxford Resources Corp. and WLIG-TV, Inc.

  10.19        Pooling and Servicing Agreement among the Bank of
               New York, as trustee, Centrex Capital Automobile
               Assets, Inc. as Seller, and Oxford Resources Corp., as Servicer, dated as of June 1, 1994.

  10.20        Loan Purchase Agreement among Centrex Capital
               Automobile Assets (Number Two), Inc., as Seller;
               Oxford Resources Corp., as Servicer; The Bank of
               New York, as Custodian and Stand-by Servicer;
               Clipper Receivables Corporation, as Purchaser;
               State Street Boston Capital Corporation, as Admin-istrator; and State Street Bank and Trust Company, as the Relationship Bank, dated as of March 31, 1995, filed as Exhibit 10.01 to the Company's quarterly report on Form 10-Q for the quarter ended
               March 31, 1995 and filed with the Commission on May 9, 1995, and incorporated by reference herein.



                                                                                            SEQUENTIAL
EXHIBIT NUMBER                       DESCRIPTION                                             PAGE NO.
- --------------                       -----------                                             --------

!10.20(b)      First Amendment to Loan Purchase Agreement,                                      105
               referred to in Exhibit 10.20 herein, dated as of
               December 14, 1995.

!10.20(c)      Second Amendment to Loan Purchase Agreement,                                     111
               referred to in Exhibit 10.20 herein, dated as of
               March 21, 1996.

+!10.21 Oxford Resources Corp. Deferred Compensation Plan for Selected Employees dated June 30, 1995.
               Incorporated by reference to Exhibit 10.21 to the Company's
               Form 10-K for the fiscal year ended June 30, 1995, filed with the Commission on September 8, 1995.

! 11.01        Statement regarding computation of per share earnings.                           117

!21.01         List of Subsidiaries.                                                            118

! 23.01        Consent of BDO Seidman, LLP.                                                     121

! 27.01        Financial Data Schedule                                                          122


_________________________________________________
! Filed herewith

** Confidential treatment has been requested with respect to certain information contained in this agreement.

+ Management contract or compensation plan or arrangement required to be identified pursuant to Item 14(a) of this Report.

1 Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-68106) declared effective by the Commission on December 10, 1993.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                            PAGE
                                                                            ----


Report of Independent Certified Public Accountants
    on Financial Statement Schedule. . . . . . . . . . . . . . . . . . . . . S-2

Schedule II
    Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . S-3

[LOGO]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of
 Oxford Resources Corp.
Melville, N.Y.


The audits referred to in our report dated August 26, 1996 relating to the consolidated financial statements of Oxford Resources Corp., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. These financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule present fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP
August 26, 1996

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                  COLUMN C - ADDITIONS
                                                  COLUMN B-    ---------------------------                     COLUMN E-
                                                 BALANCE AT    CHARGED TO        CHARGED TO                    BALANCE AT
                                                 BEGINNING     COSTS AND           OTHER        COLUMN D-       END OF
COLUMN A - DESCRIPTION                           OF PERIOD      EXPENSES          ACCOUNTS    DEDUCTIONS (1)    PERIOD
- --------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
  JUNE 30, 1994. . . . . . . . . . . . . . .
Allowance for possible losses
  Lease termination fees (2) . . . . . . . .     $1,005,245     $1,308,080                      $593,325      $1,720,000
  Investment in automobile receivables (3) .       $496,865     $1,918,697                    $1,733,470        $682,092

FOR THE YEAR ENDED
  JUNE 30, 1995. . . . . . . . . . . . . . .
Allowance for possible losses
  Lease termination fees (2) . . . . . . . .     $1,720,000     $3,041,495                    $2,525,397      $2,236,098
  Investment in automobile receivables (3) .       $682,092     $1,116,567                    $1,003,036        $795,623

FOR THE YEAR ENDED
  JUNE 30, 1996. . . . . . . . . . . . . . .
Allowance for possible losses
  Lease termination fees (2) . . . . . . . .     $2,236,098     $6,003,550                    $1,994,648      $6,245,000
  Investment in automobile receivables (3) .       $795,623     $1,420,415                      $847,199      $1,368,839


- -------------------------------

(1) Write-offs, net of recoveries.

(2) Classified as a reduction of vehicles under operating leases - net

(3) Classified as a reduction of net investment automobile receivables


                                      S-3