Form 10-Q
period 1996-09-30
OXFORD RESOURCES CORP
filed 1996-11-08
CIK 911570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                         Commission File Number 0-22830

                             OXFORD RESOURCES CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                                          11-2344427
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)                 (IRS Employer ID)

270 South Service Road, Melville, NY                                    11747
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)

(516) 777-8000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
    Class                                      November 1, 1996
    -----                                      ----------------

Class A Common Stock                               7,115,662
Class B Common Stock                               7,724,000

                                TABLE OF CONTENTS

Part I        Financial Information                                    Page #
              ---------------------                                    ------

     Item 1.  Financial Statements

              Consolidated Balance Sheets - As of
              September 30, 1996 and June 30, 1996..................     3

              Consolidated Statements of Income -
              Three month periods ended
              September 30, 1996 and September 30, 1995.............     4

              Consolidated Statement of Shareholders'
              Equity - Three month period ended
              September 30, 1996 ...................................     5

              Consolidated Statements of Cash Flows -
              Three month periods ended
              September 30, 1996 and September 30, 1995.............     6

              Notes to Consolidated Financial Statements............     8

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................     9

Part II       Other Information
              -----------------

     Item 1.  Legal Proceedings.....................................    27

     Item 2.  Changes in Securities.................................    27

     Item 3.  Defaults upon Senior Securities.......................    28

     Item 4.  Submission of Matters to
              a Vote of Security Holders ...........................    28

     Item 5.  Other Information.....................................    28

     Item 6.  Exhibits and Reports on Form 8-K......................    28

     Signatures.....................................................    29

     Index of Exhibits .............................................    30

     Exhibits

Part I  -  Financial Information
           Item 1 - Financial Statements

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

=============================================================================================

                                                               September 30,      June 30,
                                                                   1996             1996
                                                               (Unaudited)
---------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                     $   58,731,050   $   66,298,981
Available for sale securities                                      3,396,260        7,684,401
Net investment in automobile receivables                          64,270,706       60,708,681
Inventories and other assets                                      30,093,357       26,007,423
Vehicles under operating leases - net                          1,432,730,308    1,337,514,432
Property and equipment, less accumulated depreciation             12,491,146       10,702,456
Restricted funds on deposit with banks
  (net of $34,244,482 and $33,529,951 of security deposits)        9,640,880        8,922,036
Receivables from related parties                                   2,810,322        2,824,147
                                                              --------------   --------------
                                                              $1,614,164,029   $1,520,662,557
                                                              ==============   ==============
Liabilities and Shareholders' Equity
Liabilities:
  Accrued expenses and other liabilities                      $   13,491,461   $   16,150,730
  Deferred income taxes                                           29,269,169       25,650,000
  Notes payable and obligations under capital leases -
    non-recourse                                               1,475,941,011    1,387,398,523
                                                              --------------   --------------
    Total liabilities                                          1,518,701,641    1,429,199,253
                                                              --------------   --------------
Shareholders' equity
  Preferred stock, $.01 par value  - shares authorized
    10,000,000; none issued                                             --               --
  Common stock:
   Class A, $.01 par value - shares authorized 62,000,000;
     issued 7,115,662                                                 71,157           71,157
   Class B, $.01 par value - shares authorized 8,000,000;
     issued 7,724,000                                                 77,240           77,240
  Additional paid-in capital                                      61,258,667       61,258,667
  Retained earnings                                               33,872,386       28,172,662
  Unrealized appreciation on available for sale securities           182,938        1,883,578
                                                              --------------   --------------
          Total shareholders' equity                              95,462,388       91,463,304
                                                              --------------   --------------
                                                              $1,614,164,029   $1,520,662,557
                                                              ==============   ==============


See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                               Consolidated Statements of Income
                                                                     (Unaudited)
================================================================================

Three Months Ended September 30,                         1996           1995
--------------------------------------------------------------------------------

Revenues:
  Rental income                                       $75,096,042    $63,254,878
  Gain on sale of retail installment contracts          2,600,284      2,029,711
  Interest and other income                             2,825,349      1,495,949
  Gain on vehicle dispositions
    and lease terminations                              1,534,356      1,518,537
  Servicing income                                      3,054,371      2,132,726
                                                      -----------    -----------
    Total revenues                                     85,110,402     70,431,801
                                                      -----------    -----------
Expenses:
  Selling, general and administrative                  12,775,846     10,068,032
  Depreciation and amortization                        36,052,722     31,938,089
  Interest                                             26,938,110     21,810,343
                                                      -----------    -----------
    Total expenses                                     75,766,678     63,816,464
                                                      -----------    -----------

Income before taxes on income                           9,343,724      6,615,337
Taxes on income                                         3,644,000      2,580,000
                                                      -----------    -----------
Net income                                            $ 5,699,724    $ 4,035,337
                                                      ===========    ===========
Per share data:
  Net income                                          $      0.38    $      0.30
                                                      ===========    ===========
Weighted average number of common
  and common equivalent shares
  outstanding                                          15,034,627     13,481,349
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                 Consolidated Statements of Shareholders' Equity
                                                                     (Unaudited)

====================================================================================================================================

                                              Common Stock
                               -------------------   -------------------
                                    Class A                Class B                                     Unrealized
                               -------------------   -------------------                               Appreciation
                                                                            Additional                 on Available        Total
                                                                              Paid-in      Retained      for Sale      Shareholders'
                                Shares      Amount    Shares      Amount      Capital      Earnings     Securities         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1996          7,115,662   $ 71,157  7,724,000   $ 77,240  $ 61,258,667  $ 28,172,662  $  1,883,578    $ 91,463,304

Unrealized appreciation on
  available for sale securities     --         --         --         --            --            --      (1,700,640)     (1,700,640)

Net income                          --         --         --         --            --       5,699,724          --         5,699,724
                               -----------------------------------------------------------------------------------------------------

Balance, September 30, 1996    7,115,662   $ 71,157  7,724,000   $ 77,240  $ 61,258,667  $ 33,872,386  $    182,938    $ 95,462,388
                               =====================================================================================================


See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)

============================================================================================

Three Months Ended September 30,                                   1996             1995
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                  $   5,699,724    $   4,035,337
                                                              -------------    -------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization on vehicles under
      operating leases                                           35,370,436       31,434,340
    Depreciation and amortization on property and equipment         682,286          503,749
    Provision for possible losses                                 1,808,648        1,470,208
    Accrued interest on retail installment contracts sold          (391,187)        (378,113)
    Deferred income taxes                                         3,619,169        2,554,915
    Gain on vehicle dispositions and lease terminations          (1,534,356)      (1,518,537)
    Gain on sale of retail installment contracts                 (2,600,285)      (2,029,711)

    Decrease (increase) in assets:
     Purchase of treasury notes                                 (81,071,497)     (30,318,310)
     Sale of treasury notes                                      80,955,786       30,226,102
     Lease termination fees receivable                           (1,924,869)      (1,157,623)
     Inventories and other assets                                (4,050,525)       2,944,029
     Retail installment contracts:
      Purchases                                                 (89,609,553)     (41,240,305)
      Sales                                                      86,407,542       37,600,536
      Commissions and expenses paid                              (4,202,265)      (1,406,961)
      Principal collections on contracts held for sale            4,424,969        1,523,620
      Collections on retained subordinated investment in
        contracts sold                                            1,848,531          717,168
      Deposits to spread account                                 (1,209,144)      (1,057,498)
      Withdrawls from spread account                                722,059          586,361

    Decrease in liabilities:
      Accounts payable and accrued liabilities                   (2,702,268)        (550,738)
                                                              -------------    -------------
    Total adjustments                                            26,543,477       29,903,232
                                                              -------------    -------------
    Net cash provided by operating activities                    32,243,201       33,938,569
                                                              -------------    -------------


See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)

============================================================================================
Three Months Ended September 30,                                   1996             1995
--------------------------------------------------------------------------------------------
Cash flow from investing activities:
  Sale of available for sale securities                           2,587,501             --
  Purchase of vehicles under operating leases                  (187,204,860)    (162,330,404)
  Proceeds from dispositions of vehicles
    under operating leases                                       58,952,649       43,887,448
  Retained subordinated investments in
    retail installment contracts sold                                  --         (1,256,387)
  Capital expenditures                                           (2,470,976)        (604,162)
  Repayment of receivables from related parties                      13,825           43,238
                                                              -------------    -------------
    Net cash used in investing activities                      (128,121,861)    (120,260,267)
                                                              -------------    -------------

Cash flows from financing activities:
  Proceeds from notes payable and obligations under
    capital leases - non-recourse                               194,077,600      173,947,841
  Principal payments on notes payable and obligations under
    capital leases - non-recourse                              (105,535,112)     (82,529,677)
  Increase in restricted funds on deposit with banks               (231,759)        (197,239)
                                                              -------------    -------------
    Net cash provided by financing activities                    88,310,729       91,220,925
                                                              -------------    -------------

Net increase (decrease) in cash and cash equivalents             (7,567,931)       4,899,227

Cash and cash equivalents, beginning of period                   66,298,981       36,900,005
                                                              -------------    -------------

Cash and cash equivalents, end of period                      $  58,731,050    $  41,799,232
                                                              =============    =============


See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     1)   Basis of presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management all necessary adjustments (consisting only of normal recurring accruals) have been included for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission ("SEC") for the year ended June 30, 1996.

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

     4)   Net investment in automobile receivables

          The components of the net investment in automobile receivables are as follows:

                                                                September 30,     June 30,
                                                                    1996            1996
                                                                ------------    ------------
          Retail installment contracts held for sale            $ 19,272,784    $ 20,672,495
          Retained subordinated investments in contracts sold     11,495,688      12,379,298
                                                                ------------    ------------
                                                                  30,768,472      33,051,793
          Allowance for possible losses (1)                       (1,574,564)     (1,368,839)
                                                                ------------    ------------
                                                                  29,193,908      31,682,954
          Excess servicing receivable (2)                         35,076,798      29,025,727
                                                                ------------    ------------
              Net investment in automobile receivables          $ 64,270,706    $ 60,708,681
                                                                ============    ============

          ----------

          (1) Allowance for possible losses are provided for retail installment contracts held for sale of $904,084 and $760,062 and for retained subordinated investments in contracts sold of $670,480 and $608,777 at September 30, 1996 and June 30, 1996, respectively.
          (2) Excess servicing receivable is net of an allowance for possible losses of $7,416,486 and $6,232,376 at September 30, 1996 and June 30,
          1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     The matters discussed in this Report contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Report and the Company's (as hereinafter defined) other filings with the Securities and Exchange Commission.

General

     Oxford Resources Corp. ("Oxford") is a specialized automobile finance company engaged primarily in the leasing of automobiles (including passenger cars, minivans, sport/utility vehicles and light trucks) to individuals, servicing such leases during their term and remarketing the automobiles upon the expiration of the leases. Oxford and its direct and indirect subsidiaries are hereinafter referred to as the "Company." The Company currently enters into or purchases (in either case, "originates") leases in 19 states through approximately 1,200 automobile dealers, substantially all of which are manufacturer-franchised. The Company also markets an indirect automobile lending program through approximately 1,000 dealers in 18 states in which it originates retail installment contracts ("Contracts") in connection with the sale of vehicles by such dealers.

     All of the leases which the Company originates are operating leases. At the inception of a lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the Company's Balance Sheet under the caption "vehicles under operating leases-net." Each vehicle is depreciated on a straight-line basis over the lease term down to an amount equal to the Company's estimate at lease inception of the projected value of the vehicle at the scheduled end of the lease term (the "Residual"). Lease payments are recognized ratably as rent income over the term of the lease.

     The Company finances substantially all of its leases, on a lease-by-lease basis, for the duration of the lease term at a fixed interest rate and enters into a note in connection with each lease with a bank or other financial institution financing such lease (a "Lender") for the amount financed. The Lender financing a lease assumes all credit risk for the duration of the lease term. Because the Company's borrowing cost is lower than the implicit rate it builds into the lease payment stream, the Company earns a spread. The Company receives the present value of the spread (the "premium") in cash from the Lender at the time of financing by financing each lease for an amount greater than the net lease asset. The amount financed by the Lender is calculated such that during the lease term, the lessee's monthly payments are sufficient to (i) pay all interest due at the Company's borrowing rate on the outstanding portion of the note and
(ii) amortize the note, so that at the end of the scheduled lease term, the remaining principal balance of the note is equal to the Residual for the related vehicle.

     In the Company's financial statements, the premium (net of the associated capitalized initial direct costs) is recognized as income over the term of the lease in the form of the difference between (i) rent income and (ii) depreciation of vehicles under operating leases and interest expense. The premium, however, is not earned evenly over the lease term. In each subsequent month during the lease term, a greater portion of the premium is recognized than in the prior month. At any point in time, the difference between the unpaid note balance and the net book value of the vehicle represents the premium which was received in cash but has not yet been recognized as income. The following table sets forth the aggregate amount of the non-recourse notes and capital lease obligations, the net book value of vehicles under operating leases and the resulting unearned premium associated with the existing lease portfolio.

                                                         At September 30,
                                                   -----------------------------
                                                      1996             1995
                                                      ----             ----
                                                           (in thousands)
Notes payable and capital lease
 obligations - non-recourse ..................     $ 1,475,941      $ 1,207,400

Receivables from Lenders and other (1)  ......          27,317           20,514
Net book value of vehicles under
 operating leases ............................      (1,421,642)      (1,154,521)
                                                   -----------      -----------
Unearned premium .............................     $    81,616      $    73,393
                                                   ===========      ===========

----------
(1) "Receivables from Lenders and other" represents those leases which have been submitted to the Lenders for funding in the ordinary course of business, but for which the Company has not received the cash as of the dates indicated and those leases which have been partially or not funded by a Lender.

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

     For leases which terminate prior to their scheduled termination due to a lessee default in connection with a repossession of, casualty to or theft of the vehicle, the Company applies the sale or insurance proceeds and any other recoveries realized with respect to the vehicle to extinguish the related non-recourse obligation which financed such lease. The Company is contractually permitted to do this on defaulted leases since its financings are non-recourse during the lease term and the Company's only obligation is to remit the resulting proceeds to the Lender, up to the outstanding balance of the obligation. The Company records the difference between the disposition proceeds and the net book value of the vehicle as a loss (or gain, on occasion) on the defaulted lease and recognizes an offsetting gain from the early extinguishment of the related non-recourse obligation at a discount to its principal balance. Such gain equals the credit loss transferred to and incurred by the Lender on the defaulted lease and will always exceed the loss to the Company by an amount equal to the remaining unearned premium related to the lease (i.e., the amount by which the related non-recourse obligation exceeds the net book value of the vehicle). The excess of the gain over the loss is recorded in "gain on vehicle dispositions and lease terminations" in the Company's Consolidated Statements of Income.

     The following table represents the total losses and associated offsetting gains realized by the Company on defaulted leases for each of the periods indicated:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                1996                       1995
                                                ----                       ----
                                                         (in thousands)
Gain on extinguishment of non-recourse
  obligations ...........................       $ 521                     $ 470
Credit losses on lessee defaults and
  physical losses .......................        (429)                     (318)
                                                -----                     -----
Net gain ................................       $  92                     $ 152
                                                =====                     =====

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

     The Company's leases generally have terms of 24, 36, 48 or 60 months. The following table sets forth the weighted average original term of leases originated by the Company for the periods indicated:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                1996                       1995
                                                ----                       ----
                                                           (in months)
Weighted average original lease term........    34.0                       34.1

     The following table sets forth for the Company's lease portfolio the lease delinquencies at September 30, 1996 and 1995 and credit losses for the nine months ended September 30, 1996 and 1995. Delinquency and credit loss performance may in the future be influenced by numerous factors, including economic factors and there can be no assurance that the Company's future delinquency or credit loss performance with respect to its existing lease portfolio, nor such performance with respect to leases originated by the Company in the future, will be similar to or consistent with that set forth herein.

                                                  At September 30,
                                          ----------------------------------
                                          1996                         1995
                                          ----                         ----
Lease delinquencies (1)..............     .90%                          .63%

                                           Nine Months Ended September 30,
                                          ----------------------------------
                                          1996                         1995
                                          ----                         ----
Lease credit losses (2)..............     .14%                          .14%

----------
(1) Represents the number of leases which are contractually past due 30 days or more, expressed as a percentage of the number of leases in the portfolio.
(2) Credit losses are borne by the Lenders under the Company's non-recourse borrowing arrangements. Figures presented represent the total dollars of net credit losses incurred by the Lenders (proceeds less unpaid principal balance of notes payable and obligations under capital leases - non-recourse) in proportion to the average aggregate unpaid principal balance of non-recourse notes payable and obligations under capital leases associated with such lease portfolio. Credit loss percentages have been annualized.

     At the end of the scheduled lease term, the Company is obligated to dispose of the off-lease vehicle and pay to the applicable Lender the remaining note balance which is equal to the Residual. If a lease terminates prior to its scheduled term, under the terms of its agreements with the Lenders, the Company has no obligation to pay the Residual or any other predetermined amount. The Company recognizes a gain or loss on vehicle disposition if proceeds and/or other recoveries are more or less than the net book value of the vehicle, which equals the vehicle's Residual. Consequently, the Company's ability to dispose of the off-lease vehicles is an important aspect of its operations. The Company seeks to manage its Residual risk through a variety of strategies, including (i) focusing on the leasing of vehicle models which the Company believes will have a broad appeal in the used automobile market and (ii) utilizing multiple remarketing channels including sales and re-leases to lessees and third parties referred by lessees, sales through unaffiliated dealers on a consignment basis, sales directly to dealers and wholesalers and sales through regional auctions. From time to time, the Company has acquired selected used vehicles for re-sale.

     The following table sets forth, for each of the periods indicated, the number and percentage of vehicles which reached scheduled termination or which were purchased by the Company for re-sale and were remarketed by the Company in each of the Company's remarketing channels.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1996            1995
                                                      ----            ----
                                                Number  Percent  Number  Percent
                                                ------  -------  ------  -------
Remarketing method
  Vehicles sold or re-leased to lessees
  or third parties referred by lessees .......   2,054    53.3%   1,795    50.2%
  Consignment/Retail (1) .....................     346     9.0      287     8.0
  Wholesale ..................................   1,452    37.7    1,493    41.8
                                                 -----   -----    -----   -----
  Total ......................................   3,852   100.0%   3,575   100.0%
                                                 =====   =====    =====   =====

----------
(1) Includes sales through its network of unaffiliated dealers on a consignment basis and retail sales through the Company's own retail automobile sales operations.

     The number and percentage of vehicles sold or re-leased to lessees and third parties referred by lessees and sold through the Company's other remarketing channels relative to the total number of vehicles remarketed will vary from quarter to quarter due to factors including changes in the used automobile market in general and in the management of the Company's overall vehicle inventory.

     The Company engages in indirect automobile lending by purchasing Contracts from automobile dealers in 18 states, which Contracts are originated in connection with the sale of new and used motor vehicles by such dealers. The Company began marketing its current indirect lending program to dealers in fiscal 1994. The Company also originates Contracts in conjunction with the sale of its own off-lease vehicles.

     The following table sets forth information regarding the Company's serviced Contract portfolio:

                                           Three Months Ended September 30,
                                   --------------------------------------------------
                                            1996                        1995
                                            ----                        ----
                                   Net Dollar                  Net Dollar
                                   Amount(1)       Number      Amount(1)     Number
                                   ---------       ------      ---------     ------
                                                    (dollars in thousands)
Balance serviced,
  beginning of period ..........   $ 305,376        24,766     $ 113,490       11,809
  Originations .................      89,610         5,671        41,240        2,819
  Runoff .......................     (31,392)       (1,709)      (12,839)        (803)
                                   ---------     ---------     ---------    ---------
Balance serviced,
  end of period ................   $ 363,594        28,728     $ 141,891       13,825
                                   =========     =========     =========    =========

Balance held for sale,
  end of period(2) .............   $  19,273         1,301     $   9,100          692

Retail installment contracts
  sold in period:
    Amount .....................   $  86,408         5,506     $  37,601        2,634
    Weighted average
      coupon(3) ................        13.4%                       14.1%
    Gain on sale as a percentage
      of dollar amount of retail         3.0%                        5.4%

----------
(1) Includes retail installment contracts, net of unearned interest, serviced by the Company, including those held for sale by the Company and those which have been sold.
(2)  Included in retail installment contracts serviced. See footnote (1).
(3) Weighted average coupon represents the weighted average, based on dollar amount, of the annual percentage rates of the retail installment contracts sold for the respective periods.

     The following tables set forth certain information with respect to (i) the delinquency of Contracts serviced by the Company, including those held by the Company and those which have been sold for each of the categories of delinquency and periods presented and (ii) the net credit loss experience of such portfolio for the periods presented. Because the Company has only limited historical experience with respect to its indirect automobile lending program, the delinquency and net credit loss experience to date may not be indicative of future performance. Delinquency and net credit loss performance in the future with respect to the Company's indirect automobile lending program may be influenced by numerous factors, including economic factors and there can be no assurance that the Company's future delinquency or net credit loss performance with respect to its existing Contract portfolio, nor such performance with respect to Contracts originated by the Company in the future, will be similar to or consistent with that set forth herein.

                                                 At September 30,
                                   ---------------------------------------------
                                            1996                    1995
                                            ----                    ----
                                    Balance   Percent(1)    Balance   Percent(1)
                                    -------   ----------    -------   ----------
                                         (dollars in thousands) (2)
Retail installment
contracts outstanding ........     $363,594     100.0%      $141,891     100.0%
                                   ========     ======      ========     ======

Delinquencies:
 30-59 days ..................     $  3,900       1.07%     $  1,096        .77%
 60-89 days ..................        1,412        .39           320        .23
 90 days or more .............        1,078        .30           385        .27
                                   --------     ------      --------     ------
Total delinquencies ..........     $  6,390       1.76%     $  1,801       1.27%
                                   ========     ======      ========     ======

----------
(1) Represents the balance (on a net basis) of retail installment contracts serviced by the Company contractually past due, expressed as a percentage of the balance (on a net basis) of the total serviced portfolio.
(2) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Balances are presented on a net basis (i.e., do not include unearned interest).


                                                Three Months Ended September 30,
                                                --------------------------------
                                                1996                      1995
                                                ----                      ----
                                                   (dollars in thousands)(1)

Net credit losses............................   $ 1,066                   $ 367
As a percentage of average principal amount
  of contract balances outstanding ..........     1.24%                    1.11%

----------
(1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Credit loss percentages have been annualized.

     In the ordinary course of its business, the Company has pooled and sold substantially all of the Contracts that it has originated either on a private whole-loan basis or in securitization transactions. The Company has utilized several structures in its securitization transactions. The Company's first securitization transaction in June 1994 utilized a grantor trust structure whereby the Company sold a pool of Contracts to a special purpose corporate subsidiary which in turn sold the Contracts to a grantor trust established for purposes of the transaction. The Company received a purchase price equal to 100% of the then outstanding principal balance of the sold Contracts. The grantor trust sold certificates of beneficial interest, representing 100% ownership in the grantor trust, for cash to third parties unaffiliated with the Company, and used the proceeds from the sale of the certificates to purchase the pool of Contracts. In September 1996, the Company completed a securitization transaction using an owner trust structure whereby the Company sold a pool of Contracts to a special purpose corporate subsidiary for 100% of the then outstanding principal balance of the sold Contracts, which in turn sold the Contracts to a business trust established for the purposes of this transaction. The business trust sold notes in the amount of 95% of the then outstanding principal balance of the Contracts sold and certificates of beneficial interest in the amount of 5% of the outstanding balance of Contracts sold. All of such notes and 99% of such certificates were sold to third parties unaffiliated with the Company. Subsequent to the grantor trust transaction and prior to the owner trust transaction, the Company, through a special purpose corporate subsidiary, has sold pools of Contracts (on a fixed pass-through rate basis) to an unaffiliated corporation which administers a multi-seller commercial paper conduit. For each pool of Contracts sold in this structure, the Company received a purchase price equal to 100% of the then outstanding principal balance of the sold Contracts, 3% of which was deferred and which is anticipated to be paid out of future cash flows from the pool of sold Contracts (herein referred to as the "holdback amount"). Any holdback amount is included on the Company's Balance Sheet as "retained subordinated investments in contracts sold" under the caption "Net Investment in Automobile Receivables." At the time that the Company sells a pool of its Contracts, in addition to any holdback amount (as previously described), the Company may provide additional credit enhancement through the establishment of a restricted cash spread account ("cash spread account") which is included on the Balance Sheet as "Restricted Funds on Deposit with Banks").

     Once the Company sells a pool of Contracts, recourse to the Company with respect to such Contracts is limited to the associated excess servicing receivable (as hereinafter defined), retained subordinated investments in contracts sold, if any, any restricted cash spread account and liability on certain contractual representations and warranties made by the Company regarding the eligibility of the Contracts.

     The Company retains the servicing rights and responsibilities for each pool of sold Contracts and will receive as compensation normal servicing fees over the life of the pool.

     The Company intends to continue to sell substantially all of the Contracts which it originates, using these or similar securitization structures. The foregoing statement is forward-looking, and there can be no assurance that the Company will be able to sell its future Contract originations, or that the terms of any such sale will be on terms as favorable as or similar to the terms of the Company's past sale transactions.

     All of the Company's Contract sale transactions are on a fixed pass-through rate basis to the purchasers, which pass-through rate is determined on the sale date. The Company recognizes gains and losses on the sale of Contracts at each sale date based on a determination of the present value of the estimated future amounts ("excess servicing cash flows") to be realized by the Company in connection with such sale. These estimates consider all cash flows which are estimated to be generated by the sold Contracts over their life less (i) normal servicing fees, which are retained by the Company in its capacity as servicer and are recognized over the life of the transaction, (ii) payments to investors in the transaction, (iii) payments to the Company with respect to its retained subordinated investments in contracts sold, if any, and (iv) credit enhancement expenses, if any. Additionally, excess servicing cash flows are reduced by both a credit loss provision, which is estimated to be adequate to cover credit losses over the life of the sold Contracts, and the impact of estimated prepayments. The gain on sale recognized is net of all transaction fees and expenses, including any portion of excess interest generated on a Contract which is paid to the dealer as a dealer commission (a "Dealer Commission") incurred in connection with the origination of the sold Contracts and any gain or loss realized on any Treasury note positions closed at the time of sale (as discussed below).

     The receivable related to the gain on sale is included on the Company's Balance Sheet as "excess servicing receivable" under the caption "Net Investment in Automobile Receivables." The Company evaluates the carrying value of its excess servicing receivable for each discreet sale transaction that it has consummated at each reporting period considering the actual prepayment and credit loss experience of the underlying sold Contracts and makes adjustments to reduce the carrying value of such asset, if appropriate. To date, the Company has not been required to record any such adjustments, but there can be no assurance that it will not be required to do so in the future. Any adjustment of the Company's excess servicing receivable would be charged to servicing income.

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

     Due to the recognition of earnings from the gain on sale of its Contracts resulting from the sale of its Contracts, the Company's reported earnings during a particular period will be impacted by the amount and timing of additional sales which the Company may consummate in such future periods. Variations to quarterly earnings will result in relation to the amount and timing of the completion of such Contract sale transactions and to the extent that the Company cannot change the minimum interest rate that it will accept on Contracts (the "Buy Rate") on Contract originations as quickly as market interest rates change.

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

     Once financed or sold, the Company's leases and Contracts, respectively, are not affected by future interest rate fluctuations. For leases, both the implicit rate in each lease and the Company's cost of funds (i.e., the interest rate on the note payable financing such lease) are fixed for the duration of the lease term. For Contracts, both the interest rate reflected in any Contract (the "Contract Rate") and the pass-through rate, which is determined at the time of the sale, are fixed for the duration of the contract period.

     For leases and Contracts, the Company is exposed to interest rate risk during the holding period between the time that a lease or Contract is originated and the time that it is financed or sold. The Company typically holds leases prior to financing for less than a month. Any changes in the Company's borrowing rates affect only new leases submitted for financing after the date of change. In the case of Contracts, holding periods are generally for three months and can be for up to six months (and longer in some cases). If market interest rates were to increase in a period in which the Company was holding an inventory of Contracts prior to their sale, the Company would recognize a reduction in the amount of gain subsequently realized on the sale of such Contracts. From time to time, the Company utilizes the short sale of Treasury notes which is intended to decrease the impact of changes in market rates on the gains realized from the sale of its Contracts. Such strategies will not consistently or completely offset the effects of adverse interest rate movements during periods when the Company holds Contracts prior to their sale. Except to the extent of recognizing any unrealized gain or loss on open Treasury positions as of the end of each fiscal quarter, the Company will recognize any additional gain or loss on such position at the time the related Contracts are sold and such position is closed. Such gain or loss is included within the gain on sale on such Contracts. In the event that the Company utilizes different financing structures for its leases and Contracts in the future, the Company may hold such leases and Contracts for a longer period prior to finance or sale.

Results of Operations

     The following table sets forth information with respect to the Company's sources of revenue for the three months ended September 30, 1996 and 1995.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1996              1995
                                                    ----              ----
                                                    (dollars in thousands)
Rental income ............................   $75,096    88.2%   $63,255    89.8%
Gain on sale of retail installment
   contracts .............................     2,600     3.1      2,030     2.9
Interest and other income ................     2,825     3.3      1,496     2.1
Gain on vehicle dispositions and
   lease terminations ....................     1,534     1.8      1,518     2.2
Servicing income .........................     3,055     3.6      2,133     3.0
                                             -------   -----    -------   -----
Total revenues ...........................   $85,110   100.0%   $70,432   100.0%
                                             =======   =====    =======   =====

     Three months ended September 30, 1996 compared to three months ended September 30, 1995

     Revenues for the fiscal year ended September 30, 1996 increased to $85.1 million from $70.4 million for the three months ended September 30, 1995 representing an increase of 20.8%.

     Rental income for the three months ended September 30, 1996 increased to $75.1 million from $63.3 million for the same three month period in the prior fiscal year, representing an increase of 18.7%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. At September 30, 1996, the Company's lease portfolio had increased to $1.4 billion (91,902 leases) from $1.2 billion (72,969 leases) at September 30, 1995, representing an increase of 23.0%. For the three months ended September 30, 1996, the Company originated $187.2 million of leases (10,967 leases), an increase of 15.3% over the $162.3 million of leases (9,003 leases) originated in the same period in the prior fiscal year.

     Gain on sale of retail installment contracts for the three months ended September 30, 1996 increased to $2.6 million from $2.0 million for the three months ended September 30, 1995, representing an increase of 28.1%. This increase is attributable to the increase to $86.4 million in the dollar amount of Contracts sold in the three months ended September 30, 1996 from $37.6 million in Contracts sold in the three months ended September 30, 1995. Gain on sale of retail installment contracts may vary from quarter to quarter due to the timing and dollar amount of such sales and due to changes in the spread between the Buy Rate on the sold Contracts and the pass through rate associated with such sales.

     Interest and other income for the three months ended September 30, 1996 increased to $2.8 million from $1.5 million for the three months ended September 30, 1995, representing an increase of 88.9%. The increase in interest and other income was primarily attributable to the increase in interest income on Contracts held for sale to $1.3 million for the three months ended September 30, 1996 from $608,000 for the same period of the prior fiscal year. The increase in interest and other income was also attributable to the increase in interest income on short term investments to $654,000 from $386,000 as a result of the Company's increased balances of cash and cash equivalents. If the Company continues to increase its originations of Contracts in the future, interest and other income could continue to grow due to increases in interest income on Contracts held for sale. The foregoing statement is forward-looking and actual results may be materially different as a result of many factors, including, without limitation, decreases in interest rates (due to market conditions, competitive pressures or otherwise) or lack of growth in Contract originations (due to general economic conditions, market changes or increased competition).

     Gain on vehicle dispositions and lease terminations for the three months ended September 30, 1996 and 1995 was $1.5 million. The total number of vehicles remarketed (which includes off-lease, purchased and repossessed vehicles) increased to 4,102 for the three months ended September 30, 1996 from 3,857 for the three months ended September 30, 1995, and direct vehicle repair and marketing costs associated with such sales increased to $1.5 million from $1.3 million, and are included in selling, general and administrative expenses.

     Servicing income for the three months ended September 30, 1996 increased to $3.1 million from $2.1 million for the three months ended September 30, 1995, representing an increase of 43.2%. This increase was attributable to the increase in the number of leases and Contracts serviced by the Company.

     Total expenses for the three months ended September 30, 1996 increased to $75.8 million from $63.8 million for the same period of the prior fiscal year, representing an increase of 18.7%.

     Substantially all of the Company's depreciation and amortization expense is derived from the depreciation and amortization of the Company's vehicles under operating leases and capitalized initial direct costs, respectively. Depreciation and amortization expense directly associated with the Company's leased vehicles, for the three months ended September 30, 1996, increased to $35.4 million from $31.4 million for the same three month period in the prior fiscal year, representing an increase of 12.5%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from September 30, 1995 to September 30, 1996.

     Substantially all of the Company's interest expense is the cost of the borrowings attributable to the aggregate lease portfolio. Interest expense directly associated with the Company's lease borrowings, for the three months ended September 30, 1996, increased to $26.9 million from $21.8 million for the three months ended September 30, 1995, representing an increase of 23.2%. The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio. At September 30, 1996, such aggregate non-recourse borrowings had increased to $1.5 billion from $1.2 billion at September 30, 1995, representing an increase of 22.2%.

     Selling, general and administrative expenses for the three months ended September 30, 1996 increased to $12.8 million from $10.1 million for the same three month period of the prior fiscal year, representing an increase of 26.9%. This increase was primarily due to the increased costs associated with the increased lease and Contract originations for the three months ended September 30, 1996 over the same three month period of the prior fiscal year and from servicing such lease and Contract portfolios.

     As a result of the above factors, net income for the three months ended September 30, 1996 increased to $5.7 million from $4.0 million for the three months ended September 30, 1995, representing an increase of 41.2%.

Liquidity and Capital Resources

     The following table sets forth the major components of the increase in cash and cash equivalents:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                  1996                   1995
                                                  ----                   ----
                                                         (in thousands)
Net cash provided by operating activities .     $  32,243             $  33,938
Net cash used in investing activities .....      (128,122)             (120,260)
Net cash provided by financing activities .        88,311                91,221
                                                ---------             ---------
  Net increase (decrease) in cash and cash
        equivalents .......................     $  (7,568)            $   4,899
                                                =========             =========

     The Company's net cash provided by operating activities in the periods indicated above has been significantly greater than its net income. Included in the net cash provided by operating activities is net income plus non-cash adjustments aggregating $26.5 million and $29.9 million for the three months ended September 30, 1996 and 1995 respectively. Depreciation expense was the major component of such non-cash adjustments in each period.

     The Company's most significant uses of cash include the purchase of vehicles subject to operating leases and the principal payments on "notes payable - non-recourse." The cash used to purchase vehicles is generated by the Company's financing such leases on a non-recourse basis with various Lenders. At September 30, 1996, the Company's non-recourse borrowings associated with its vehicles under operating leases aggregated $1.5 billion. The Company has no binding commitments from any Lender to fund future leases nor has the Company committed to provide lease receivables to any Lender.

     Furthermore, the Company's ability to finance substantially all of its leases at a premium to the respective vehicle costs provides a substantial source of cash. The following table sets forth information regarding the net excess cash derived from financing its lease originations during each period indicated.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                  1996                   1995
                                                  ----                   ----
                                                        (in thousands)
Proceeds from notes payable and obligations
  under capital leases - non-recourse ........  $194,078               $173,948
Purchases of vehicles under operating
  leases(1) ..................................   179,429                159,991
                                                --------               --------
Total net cash proceeds ......................  $ 14,649               $ 13,957
                                                ========               ========

----------
(1) Excludes those leases which have been partially or not funded by a Lender representing purchases of vehicles under operating leases of $7.8 million and $2.3 million for the three months ended September 30, 1996 and 1995, respectively.

     The cash used for principal payments on notes payable - non-recourse is principally generated from the pass-through of monthly lease payments which are pledged as collateral to the notes and from the proceeds realized from the disposal of vehicles. The Company is obligated to dispose of those vehicles which reach scheduled lease termination and to pay their associated Residuals to the appropriate Lenders. The Company expects to realize proceeds from the remarketing of such corresponding vehicles in an amount sufficient to pay such Residuals; however, this is a forward-looking statement and there can be no assurances that the Company will be able to do so due to, among other factors, general economic and market conditions.

     During the three months ended September 30, 1996, the Company also used cash to (i) purchase Contracts, including the payment of Dealer Commissions,
(ii) provide credit enhancement with respect to the sale of Contracts and (iii) finance its inventory of off-lease automobiles.

     In order to facilitate the purchase of Contracts, the Company has sold substantially all of its Contracts in securitization transactions or on a private whole-loan basis. During the three months ended September 30, 1996 the Company purchased and sold an aggregate amount of $89.6 million and $86.4 million, respectively, of Contracts. The difference between the amount originated and sold during such period is primarily due to the timing of Contract sale transactions. The Company has never had any difficulty in selling its Contracts on terms favorable to the Company, although there can be no assurance that it will be able to continue to do so.

     The Company expects to continue to sell, on a securitized basis, substantially all of the Contracts it originates. The foregoing statement is a forward-looking statement, and there can be no assurance that any such transactions will be consummated. Whether or not any such transactions are consummated in the future, and the timing and terms thereof, is dependent upon numerous factors, including the new and used automobile sale market, the general interest rate environment, market competition, the performance of the Company's sold Contracts, the condition of the asset-backed securitization markets and the Company's ability to warehouse any Contracts originated by it.

     The Company requires a substantial amount of cash to purchase Contracts and to hold them prior to sale. Historically, the Company has funded such activity with available cash and with short term warehousing facilities. As Contract originations continue to grow, the Company expects that it will need to obtain interim warehouse funding. No assurance can be made that such financing will be obtainable on favorable terms, if at all.

     The Company also utilizes cash both to fund Dealer Commissions in connection with the origination of Contracts and to fund credit enhancement associated with the sale of such Contracts either in the form of retained subordinated investments and/or cash spread accounts. For the three months ended September 30, 1996, Dealer Commissions associated with the Company's Contract originations were $3.7 million. With respect to Contracts sold in the three months ended September 30, 1996, initial deposits to cash spread accounts in such Contracts sold totalled $864,000. The Company's indirect automobile lending operations generate cash flow from collections on retained subordinated investments and withdrawals from cash spread accounts (i.e., excess servicing cash flow). Such cash flow is available to fund Dealer Commissions, retained subordinated investments and cash spread accounts. For the three months ended September 30, 1996, servicing cash flow and collections on retained subordinated investments received by the Company from previously sold Contracts were, in the aggregate, $1.8 million. Excess servicing cash flow and collections on retained subordinated investments to be realized by the Company in the future from Contracts previously sold are expected to enable the Company to recover the excess servicing receivable, retained subordinated investments and cash spread accounts associated with such sold Contracts. As Contract originations continue to grow, the Company expects to fund Dealer Commissions and credit enhancement from available cash, excess servicing cash flow and collections on retained subordinated investments from Contracts previously sold. Although the Company believes it will be able to obtain financing and achieve liquidity (including through any required warehousing arrangements) adequate to support its current and future indirect automobile lending operations, this is a forward-looking statement and there can be no assurance that it will be able to do so.

     The Company has utilized the short sale of Treasury notes in an attempt to reduce its exposure to interest rate risk during the period that the Company holds Contracts prior to their sale. By entering into such transactions, the Company attempts to obtain an inverse relationship between the value of the Contracts held for sale and the value of the shorted Treasury positions entered into by the Company. There are certain risks created by the cash versus non-cash relationship of the short sale of Treasury notes and the related sale of the Contracts in these transactions. This relationship arises because the Treasury notes are settled with current cash payments while the gain associated with the sale of the Contracts represents the present value of estimated future excess servicing cash flows. In the event that losses result from these transactions, the Company's liquidity would be adversely impacted.

     The Company's vehicle inventory at September 30, 1996 was $18.7 million as compared to $12.0 million at September 30, 1995. Because the Company expects to increase the number of vehicles sold in each of the next several years due to an increasing number of vehicles reaching scheduled lease termination, vehicle inventories are expected to increase. The Company expects to finance its vehicle inventory with its revolving credit facilities and available cash; however, this is a forward-looking statement and there can be no assurance that it will be able to do so.

     The Company maintains a $10.0 million line of credit facility at the prime rate of interest to finance its automobile inventory held for sale. At September 30, 1996, the Company had an aggregate availability under the facility of $10.0 million. The Company also maintains an additional $3.0 million revolving credit facility at an interest rate of prime plus 1.0% to finance automobile inventory. At September 30, 1996, the Company had an aggregate availability under the facility of $3.0 million.

     The Company incurred capital expenditures of $2.5 million in the three months ended September 30, 1996. The Company is continuing to review and upgrade its current computer data processing and servicing systems and expects to continue to invest capital to obtain new hardware and software for such systems. The Company also expects to make certain additional capital improvements to its new reconditioning and remarketing facility during the current fiscal year and beyond. The Company has no other material commitments for capital expenditures. The foregoing statements are forward-looking statements, and there can be no assurance that such statements will prove to be true or accurate due, in part, to the Company's need to remain flexible in its capital expenditures in order to address needs as they arise.

     The Company believes, based on its historical cash requirements and anticipated uses of cash, that the cash derived from its operating and financing activities will be sufficient to meet its cash requirements and implement its business plan through the end of fiscal 1997.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings -  Not Applicable.

Item 2.  Changes in Securities - Not Applicable.

Item 3.  Defaults Upon Senior Securities - Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders -
     Not Applicable.

Item 5.  Other Information - Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Please see Index of Exhibits following the signature page of this Report.

     (b) Reports on Form 8-K

     The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 1996 and none were filed during that period.


                           [Intentionally left blank]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OXFORD RESOURCES CORP.
                                       (Registrant)

Date: November 8, 1996                 By  /s/ Christopher S. Pascucci
                                           ----------------------------------
                                           Christopher S. Pascucci
                                           Executive Vice President &
                                           Chief Financial Officer


                                       Signing on behalf of the registrant
                                       and as principal financial officer

                                INDEX OF EXHIBITS

Exhibit Number                   Description
--------------                   -----------

    10.01             Sale and Servicing Agreement dated
                      as of September 13, 1996 between
                      Centrex Auto Trust 1996-A, as
                      Issuer, Centrex Capital Corp., as
                      Sponsor, Centrex Capital Automobile
                      Assets (Number Three), Inc., as
                      Seller and Oxford Resources Corp.,
                      as Servicer.

    10.02             Indenture dated as of September 13,
                      1996 between Centrex Auto Trust 1996-A
                      and the Bank of New York, as Trustee.

    11                Statement of Computation of Net
                      Income Per Common Share

    27                Financial Data Schedule