Form 10-Q
period 1996-12-31
OXFORD RESOURCES CORP
filed 1997-02-05
CIK 911570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

Yes |X|  No  |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
       Class                                      February 3, 1997
       -----                                      ----------------

Class A Common Stock                               7,864,750
Class B Common Stock                               7,102,774

                                TABLE OF CONTENTS

Part I     Financial Information                                       Page #
                                                                       ------
  Item 1.  Financial Statements

           Consolidated Balance Sheets - As of
           December 31, 1996 and June 30, 1996.......................... 3

           Consolidated Statements of Income -
           Six and three month periods ended
           December 31, 1996 and December 31, 1995...................... 4

           Consolidated Statement of Shareholders'
           Equity - Six month period ended
           December 31, 1996 ........................................... 5

           Consolidated Statements of Cash Flows -
           Six month periods ended
           December 31, 1996 and December 31, 1995...................... 6

           Notes to Consolidated Financial Statements................... 8

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations................................................... 10

Part II    Other Information

  Item 1.  Legal Proceedings...........................................  32

  Item 2.  Changes in Securities.......................................  32

  Item 3.  Defaults Upon Senior Securities.............................  32

  Item 4.  Submission of Matters to
           a Vote of Security Holders .................................  32

  Item 5.  Other Information...........................................  33

  Item 6.  Exhibits and Reports on Form 8-K............................  33

  Signatures ..........................................................  34

  Index of Exhibits ...................................................  35

  Exhibits

Part I - Financial Information
         Item 1 - Financial Statements

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                               December 31,        June 30,
                                                                  1996               1996
                                                               (Unaudited)
----------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                    $    52,847,650   $    66,298,981
Available for sale securities                                      2,075,289         7,684,401
Net investment in automobile receivables                          68,829,040        60,708,681
Inventories and other assets                                      47,693,240        26,007,423
Vehicles under operating leases - net                          1,512,445,387     1,337,514,432
Property and equipment, less accumulated depreciation             16,301,869        10,702,456
Restricted funds on deposit with banks
  (net of $34,165,467 and $33,529,951 of security deposits)       11,465,657         8,922,036
Receivables from related parties                                   2,796,254         2,824,147
                                                             ---------------   ---------------
                                                             $ 1,714,454,386   $ 1,520,662,557
                                                             ===============   ===============
Liabilities and Shareholders' Equity
Liabilities:
  Accrued expenses and other liabilities                     $    14,245,084   $    16,150,730
  Deferred income taxes                                           32,994,000        25,650,000
  Notes payable and obligations under capital leases -
    non-recourse                                               1,563,772,305     1,387,398,523
                                                             ---------------   ---------------
     Total liabilities                                         1,611,011,389     1,429,199,253
                                                             ---------------   ---------------
Shareholders' equity
  Preferred stock, $.01 par value  - shares authorized
    10,000,000; none issued                                             --                --
  Common stock:
    Class A, $.01 par value - shares authorized 62,000,000;
      issued 7,845,285 and 7,115,662                                  78,453            71,157
    Class B, $.01 par value - shares authorized 8,000,000;
      issued 7,102,774 and 7,724,000                                  71,028            77,240
  Additional paid-in capital                                      64,062,510        61,258,667
  Retained earnings                                               39,736,540        28,172,662
  Unrealized gain(loss) on available for sale securities            (505,534)        1,883,578
                                                             ---------------   ---------------
     Total shareholders' equity                                  103,442,997        91,463,304
                                                             ---------------   ---------------
                                                             $ 1,714,454,386   $ 1,520,662,557
                                                             ===============   ===============

          See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                               Consolidated Statements of Income
                                                                     (Unaudited)
================================================================================

                                            Six Months Ended          Three Months Ended
                                              December 31,               December 31,
                                           1996          1995          1996          1995
---------------------------------------------------------------------------------------------
Revenues:
  Rental income                        $153,039,840  $129,108,335  $ 77,943,799  $ 65,853,457
  Gain on sale of retail
    installment contracts                 5,565,841     4,457,606     2,965,557     2,427,895
  Interest and other income               5,238,371     3,654,745     2,413,022     2,158,796
  Gain on vehicle dispositions
    and lease terminations                3,795,798     2,989,809     2,261,442     1,471,272
  Servicing income                        6,448,800     4,117,992     3,394,429     1,985,266
                                       ------------  ------------  ------------  ------------
    Total revenues                      174,088,650   144,328,487    88,978,249    73,896,686
                                       ------------  ------------  ------------  ------------

Expenses:
  Selling, general and administrative    27,341,844    20,697,027    14,565,998    10,628,995
  Depreciation and amortization          72,876,331    64,618,258    36,823,609    32,680,169
  Interest                               54,912,597    44,955,196    27,974,487    23,144,853
                                       ------------  ------------  ------------  ------------
    Total expenses                      155,130,772   130,270,481    79,364,094    66,454,017
                                       ------------  ------------  ------------  ------------

Income before taxes on income            18,957,878    14,058,006     9,614,155     7,442,669
Taxes on income                           7,394,000     5,483,000     3,750,000     2,903,000
                                       ------------  ------------  ------------  ------------
Net income                             $ 11,563,878  $  8,575,006  $  5,864,155  $  4,539,669
                                       ============  ============  ============  ============

Per share data:
  Net income                           $       0.77  $       0.61  $       0.39  $       0.31
                                       ============  ============  ============  ============

Weighted average number of common
  and common equivalent shares
  outstanding                            15,088,215    14,113,004    15,141,805    14,742,032
                                       ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                 Consolidated Statements of Shareholders' Equity
                                                                     (Unaudited)
================================================================================

                                        Common Stock
                            --------------------------------------
                                 Class A             Class B                                   Unrealized
                            ------------------  ------------------                             Gain(Loss)
                                                                     Additional                on Available     Total
                                                                       Paid-in      Retained    for Sale     Shareholders'
                             Shares     Amount    Shares    Amount     Capital      Earnings   Securities       Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1996       7,115,662  $71,157  7,724,000  $ 77,240  $61,258,667  $28,172,662  $ 1,883,578   $ 91,463,304

Issuance of common stock
  for EVRI acquisition        107,897    1,079       --        --      2,798,848         --           --        2,799,927

Exercise of stock options         500        5       --        --          4,995         --           --            5,000

Conversion of common stock    621,226    6,212   (621,226)   (6,212)          --         --           --               --

Unrealized gain(loss) on
  available for sale
  securities                     --       --         --        --           --           --     (2,389,112)    (2,389,112)

Net income                       --       --         --        --           --     11,563,878         --       11,563,878
                            ---------------------------------------------------------------------------------------------

Balance, December 31, 1996  7,845,285  $78,453  7,102,774  $ 71,028  $64,062,510  $39,736,540  $  (505,534)  $103,442,997
                            =============================================================================================


          See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31,                                       1996            1995
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                   $  11,563,878   $   8,575,006
                                                               -------------   -------------

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization on vehicles under
     operating leases                                             71,457,473      63,600,745
   Depreciation and amortization on property and equipment         1,418,858       1,017,513
   Provision for possible losses                                   2,689,456       3,359,171
   Accrued interest on retail installment contracts sold            (728,586)       (782,426)
   Deferred income taxes                                           7,344,000       5,432,915
   Gain on vehicle dispositions and lease terminations            (2,261,442)     (2,989,809)
   Gain on sale of retail installment contracts                   (5,565,841)     (4,457,606)

   Decrease (increase) in assets:
     Purchase of treasury notes                                 (172,883,556)    (86,015,208)
     Sale of treasury notes                                      172,158,685      85,644,956
     Lease termination fees receivable                            (4,312,081)     (2,512,151)
     Inventories and other assets                                (21,650,408)       (913,573)
     Retail installment contracts:
       Purchases                                                (184,902,284)   (106,127,686)
       Sales                                                     178,412,544      89,610,129
       Commissions and expenses paid                              (8,895,979)     (4,344,261)
       Principal collections on contracts held for sale            8,136,340       3,352,586
       Collections on retained subordinated investment in
         contracts sold                                            5,004,218       1,538,342
       Deposits to spread account                                 (1,209,144)     (2,365,921)
       Withdrawls from spread account                                722,059       1,188,367

   Decrease in liabilities:
        Accrued expenses and other liabilities                    (1,832,651)      1,757,394
                                                               -------------   -------------
   Total adjustments                                              43,101,661      45,993,477
                                                               -------------   -------------
   Net cash provided by operating activities                      54,665,539      54,568,483
                                                               -------------   -------------

          See accompanying notes to consolidated financial statements.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31,                                     1996            1995
------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Sale of available for sale securities                          3,220,000            --
  Purchase of vehicles under operating leases                 (363,303,433)   (296,036,128)
  Proceeds from dispositions of vehicles
    under operating leases                                     121,834,768      83,631,705
  Retained subordinated investments in
    retail installment contracts sold                                 --        (2,688,404)
  Capital expenditures                                          (4,218,344)     (3,811,858)
  Repayment of receivables from related parties                     27,893         101,679
                                                             -------------   -------------
    Net cash used in investing activities                     (242,439,116)   (218,803,006)
                                                             -------------   -------------

Cash flows from financing activities:
  Proceeds from notes payable and obligations under
    capital leases - non-recourse                              384,991,905     320,423,657
  Principal payments on notes payable and obligations under
    capital leases - non-recourse                             (208,618,123)   (155,630,997)
  Increase in restricted funds on deposit with banks            (2,056,536)       (398,768)
  Proceeds from exercise of stock options                            5,000      36,528,712
                                                             -------------   -------------
    Net cash provided by financing activities                  174,322,246     200,922,604
                                                             -------------   -------------

Net increase (decrease) in cash and cash equivalents           (13,451,331)     36,688,081

Cash and cash equivalents, beginning of period                  66,298,981      36,900,005
                                                             -------------   -------------

Cash and cash equivalents, end of period                     $  52,847,650   $  73,588,086
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

                                                          Oxford Resources Corp.
                                                              and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1)   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management all necessary adjustments (consisting only of normal recurring accruals) have been included for the periods presented. These consolidated financial statements of Oxford Resources Corp. ("Oxford") and its subsidiaries (the "Company") should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission ("SEC") for the year ended June 30, 1996.

2)   Available for sale securities, at market value

     The Company classifies and accounts for investments in marketable securities as available-for-sale since it is not the Company's objective to generate profits on short-term differences in price. Unrealized holding gains and losses (determined by specific identification) on investments are carried as a separate component of shareholders' equity.

3)   Net investment in automobile receivables

     The components of the net investment in automobile receivables are as follows:

                                                    December 31,     June 30,
                                                        1996           1996
                                                    ------------   ------------

     Retail installment contracts held
       for sale                                     $ 18,756,385   $ 20,672,495
     Retained subordinated investments in
       contracts sold                                 10,737,500     12,379,298
                                                    ------------   ------------
                                                      29,493,885     33,051,793
     Allowance for possible losses (1)                (1,621,645)    (1,368,839)
                                                    ------------   ------------
                                                      27,872,240     31,682,954
     Excess servicing receivable (2)                  40,956,800     29,025,727
                                                    ------------   ------------
         Net investment in automobile
           receivables                              $ 68,829,040   $ 60,708,681
                                                    ============   ============

----------
(1) Allowance for possible losses are provided for retail installment contracts held for sale of $844,037 and $760,062 and for retained subordinated investments in contracts sold of $777,608 and $608,777 at December 31, 1996 and June 30, 1996, respectively.
(2) Excess servicing receivable is net of an allowance for possible losses of $8,587,990 and $6,232,376 at December 31, 1996 and June 30, 1996,
     respectively.

                                                          Oxford Resources Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

4)   Shareholders' Equity

     On November 22, 1996, the Company acquired 80% of the outstanding common stock of Electronic Vehicle Remarketing, Inc. ("EVRI"), a provider of used car sales, financing and auction technology over the Internet. EVRI was purchased for $2,800,000 through the issuance of 107,897 shares of the Company's Class A Common Stock. The acquisition has been accounted for as a purchase. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill. Goodwill is amortized over seven years. As part of the purchase, the Company has a contingent liability for the issuance of up to an additional $2,800,000 of Class A Common Stock if certain pre-defined performance milestones are achieved within five years of the date of acquisition. At December 31, 1996, the minority interest was immaterial.

5)   Subsequent Event

     On January 14, 1997, the Company entered into a definitive Agreement and Plan of Merger by and among Barnett Banks, Inc. ("Barnett"), Oxford and a newly formed wholly-owned subsidiary of Barnett ("Merger Sub") pursuant to which Merger Sub will be merged into Oxford and Oxford will become a wholly-owned subsidiary of Barnett (the "Merger"). Based on the price of Barnett shares at the close of business on January 13, 1997, the transaction will be valued at approximately $570.0 million. The Company's shareholders will obtain, subject to certain limitations and exceptions, the right to receive .9085 shares of Barnett common stock for each share of each class of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     The matters discussed in this Report contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Report and the other filings with the Securities and Exchange Commission made by the Company (as hereinafter defined) from time to time. The discussion of the Company's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's business and results of operation, including without limitation, the Company's securitization program relating to its retail installment contract originations and the generation and utilization of net operating loss carryforwards, primarily resulting from the Company's lease obligations, which may result from the consummation of the transactions contemplated by that certain Agreement and Plan of Merger dated January 14, 1997 by and among Barnett Banks, Inc. ("Barnett"), Oxford Resources Corp. ("Oxford") and a newly formed wholly-owned subsidiary of Barnett ("Merger Sub") pursuant to which Merger Sub will be merged into Oxford and Oxford will become a wholly-owned subsidiary of Barnett (the "Merger").

General

     Oxford is a specialized automobile finance company engaged in the leasing of automobiles (including passenger cars, minivans, sport/utility vehicles and light trucks) to individuals, servicing such leases during their term and remarketing the automobiles upon the expiration of the leases. Oxford and its direct and indirect subsidiaries are hereinafter referred to as the "Company." The Company currently enters into or purchases (in either case, "originates") leases in 21 states through approximately 1,200 automobile dealers, substantially all of which are manufacturer-franchised. The Company also markets an indirect automobile lending program through approximately 1,000 dealers in 19 states in which it originates retail installment contracts ("Contracts") in connection with the sale of vehicles by such dealers.

     All of the leases which the Company originates are operating leases. At the inception of a lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the Company's Consolidated Balance Sheet under the caption "Vehicles Under Operating Leases-Net." Each vehicle is depreciated on a straight-line basis over the lease term down to an amount equal to the Company's estimate at lease inception of the projected value of the vehicle at the scheduled end of the lease term (the "Residual"). Lease payments are recognized ratably as rent income over the term of the lease.

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

     In the Company's consolidated financial statements, the premium (net of the associated capitalized initial direct costs) is recognized as income over the term of the lease in the form of the difference between (i) rent income and (ii) depreciation of vehicles under operating leases and interest expense. The premium, however, is not earned evenly over the lease term. In each subsequent month during the lease term, a greater portion of the premium is recognized than in the prior month. At any point in time, the difference between the unpaid note balance and the net book value of the vehicle represents the premium which was received in cash but has not yet been recognized as income. The following table sets forth the aggregate amount of the non-recourse notes and capital lease obligations, the net book value of vehicles under operating leases and the resulting unearned premium associated with the existing lease portfolio.

                                                    At December 31,
                                          -----------------------------------
                                              1996                    1995
                                              ----                    ----
                                                    (in thousands)
Notes payable and capital lease
  obligations - non-recourse........      $ 1,563,772             $ 1,280,775
Receivables from Lenders and other (1)         16,826                  13,322
Net book value of vehicles under
  operating leases..................       (1,499,499)             (1,217,787)
                                          -----------             -----------
Unearned premium.....................     $    81,099             $    76,310
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

     The following table represents the total losses and associated offsetting gains realized by the Company on defaulted leases for each of the periods indicated:

                                   Six Months Ended       Three Months Ended
                                     December 31,            December 31,
                                   ----------------       ------------------
                                    1996       1995        1996        1995
                                    ----       ----        ----        ----
                                                    (in thousands)
Gain on extinguishment of
  non-recourse obligations         $1,331      $ 830      $ 810        $ 361
Credit losses on lessee defaults
  and physical losses.......        1,132        603        703          287
                                   ------      -----       ----        -----
Net gain....................       $  199      $ 227      $ 107        $  74
                                   ======      =====      =====        =====

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

     The strict application of Statement of Financial Accounting Standards No. 4 ("SFAS No. 4") would require that the gains on early extinguishment of non-recourse obligations be presented as an extraordinary item, net of related income taxes. The Company records the gain on debt extinguishment as part of continuing operations because (i) such terminations occur frequently in the ordinary course of the Company's business, (ii) each leased vehicle is pledged individually and separately to a corresponding non-recourse obligation and, therefore, the elimination of both the asset and the corresponding liability on early termination is linked together, and (iii) such presentation more properly matches the cost in the form of higher interest expense, which the Company incurs to transfer credit risk to the Lenders, with the associated benefit of such transfer of risk. The Company believes that to reflect the gain on the debt extinguishment as an extraordinary item, as prescribed by SFAS No. 4, would result in a mismatched and misleading presentation insofar as it would not properly portray the direct association between these gains and the other income statement effects of these early terminations, as presented above. Accordingly, these gains are included, together with other gains and losses from early terminations and scheduled terminations, in income from continuing operations. This presentation has no effect on net income or shareholders' equity.

     The Company's leases generally have terms of 24, 36, 48 or 60 months. The following table sets forth the weighted average original term of leases originated by the Company for the periods indicated:

                                               Six Months Ended December 31,
                                               -----------------------------
                                               1996                   1995
                                               ----                   ----
                                                        (in months)
Weighted average original lease term........   34.4                   35.0

     The following table sets forth for the Company's lease portfolio, the lease delinquencies at December 31, 1996 and 1995 and credit losses for the twelve months ended December 31, 1996 and 1995. Delinquency and credit loss performance may in the future be influenced by numerous factors, including economic factors and there can be no assurance that the Company's future delinquency or credit loss performance with respect to its existing lease portfolio, nor such performance with respect to leases originated by the Company in the future, will be similar to or consistent with that set forth herein.

                                                     At December 31,
                                           -----------------------------------
                                            1996                         1995
                                            ----                         ----
Lease delinquencies (1)..............       .99%                         .73%

                                             Twelve Months Ended December 31,
                                           -----------------------------------
                                            1996                         1995
                                            ----                         ----
Lease credit losses (2)..............       .16%                         .14%

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

                                              Three Months Ended December 31,
                                          --------------------------------------
                                                1996                 1995
                                                ----                 ----
                                          Number   Percent     Number    Percent
                                          ------   -------     ------    -------
Remarketing method
  Vehicles sold or re-leased to
   lessees or third parties referred
   by lessees..........................   2,257      58.5%     1,559       58.7%
  Consignment/Retail (1)...............     415      10.8        220        8.3
  Wholesale............................   1,186      30.7        876       33.0
                                          -----     -----      -----      -----
  Total................................   3,858     100.0%     2,655      100.0%
                                          =====     =====      =====      =====

----------
(1) Includes sales through its network of unaffiliated dealers on a consignment basis and retail sales through the Company's own retail automobile sales operations.


                                              Six Months Ended December 31,
                                          --------------------------------------
                                                1996                 1995
                                                ----                 ----
                                          Number   Percent     Number    Percent
                                          ------   -------     ------    -------
Remarketing method
  Vehicles sold or re-leased to lessees
   or third parties referred by
   lessees.............................   4,763      58.4%     3,354       53.8%
  Consignment/Retail (1)...............     761       9.3        507        8.2
  Wholesale............................   2,638      32.3      2,369       38.0
                                          -----     -----      -----      -----
  Total................................   8,162     100.0%     6,230      100.0%
                                         =======    =====      =====      =====

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

     The Company engages in indirect automobile lending by purchasing Contracts from automobile dealers in 19 states, which Contracts are originated in connection with the sale of new and used motor vehicles by such dealers. The Company began marketing its current indirect lending program to dealers in fiscal 1994. The Company also originates Contracts in conjunction with the sale of its own off-lease vehicles.

     The following table sets forth information regarding the Company's serviced Contract portfolio:

                                         Six Months Ended December 31,
                                ------------------------------------------------
                                         1996                     1995
                                         ----                     ----
                                Net Dollar                Net Dollar
                                Amount(1)     Number      Amount(1)      Number
                                ---------     ------      ---------      ------
                                             (dollars in thousands)
Balance serviced,
  beginning of period.......    $305,376       24,766     $113,490       11,809

  Originations..............     184,902       11,459      106,127        6,952
  Runoff....................     (65,019)      (3,390)     (28,532)      (1,701)
                                --------     --------     --------       ------
Balance serviced,
  end of period.............    $425,259       32,835     $191,085       17,060
                                ========     ========     ========       ======

Balance held for sale,
  end of period(2)..........    $ 18,756        1,211     $ 20,089        1,354

 Retail installment contracts
   sold in period:
   Amount...................    $178,413       11,188     $ 89,610        6,010

   Weighted average
     coupon (3).............        13.3%                     14.0%

   Gain on sale as a percentage
     of dollar amount of  retail
     installment contracts sold      3.1%                      5.0%

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

                                        Three Months Ended December 31,
                                 ----------------------------------------------
                                          1996                     1995
                                          ----                     ----
                                 Net Dollar               Net Dollar
                                  Amount(1)     Number     Amount(1)     Number
                                  ---------     ------     ---------     ------
                                              (dollars in thousands)
Balance serviced,
  beginning of period.......      $363,594      28,728     $141,891      13,825
  Originations..............        95,293       5,788       64,887       4,133
  Runoff....................       (33,628)     (1,681)     (15,693)       (898)
                                  --------      ------      --------       -----
Balance serviced,
  end of period.............      $425,259      32,835     $191,085      17,060
                                  ========      ======     ========      ======


Balance held for sale,
  end of period(2)..........      $ 18,756       1,211    $  20,089       1,354
 Retail installment contracts
   sold in period:
    Amount..................      $ 92,005       5,682     $ 52,010       3,376
    Weighted average
      Coupon (3)............          13.2%                    13.9%
    Gain on sale as a percentage
      of dollar amount of retail
      installment contracts sold       3.2%                     4.7%

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

                                             At December 31,
                        --------------------------------------------------------
                                 1996                        1995
                                 ----                        ----
                         Balance    Percent(1)       Balance      Percent(1)
                         -------    ----------       -------      ----------
                                      (dollars in thousands) (2)
Retail installment
contracts outstanding   $ 425,259     100.0%        $191,085        100.0%
                        =========     =====         ========        =====

Delinquencies:
   30-59 days..........     4,387        1.03%         1,762         .92%
   60-89 days..........     1,327         .31            384         .20
   90 days or more.....     1,073         .26            334         .18
                          -------        ----       --------        ----
Total delinquencies...    $ 6,787        1.60%      $  2,480        1.30%
                          =======        ====       ========        ====

----------
(1) Represents the balance (on a net basis) of retail installment contracts serviced by the Company contractually past due, expressed as a percentage of the balance (on a net basis) of the total serviced portfolio.
(2) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Balances are presented on a net basis (i.e., net of unearned interest).

                                                  Six Months Ended December 31,
                                                 -------------------------------
                                                  1996                1995
                                                  ----                ----
                                                   (dollars in thousands) (1)

Net credit losses............................    $2,295               $ 740
As a percentage of average principal amount
  of contract balances outstanding ..........      1.23%                .97%

----------
(1) Includes retail installment contracts serviced by the Company, including those held for sale by the Company and those which have been sold. Credit loss percentages have been annualized.

     In the ordinary course of its business, the Company has pooled and sold substantially all of the Contracts that it has originated either on a private whole-loan basis or in securitization transactions. The Company has utilized several structures in its securitization transactions. The Company's first securitization transaction in June 1994 utilized a grantor trust structure whereby the Company sold a pool of Contracts to a special purpose corporate subsidiary which in turn sold the Contracts to a grantor trust established for purposes of the transaction. The Company received a purchase price equal to 100% of the then outstanding principal balance of the sold Contracts. The grantor trust sold certificates of beneficial interest, representing 100% ownership in the grantor trust, for cash to third parties unaffiliated with the Company, and used the proceeds from the sale of the certificates to purchase the pool of Contracts. In September 1996, the Company completed a securitization transaction using an owner trust structure whereby the Company sold a pool of Contracts to a special purpose corporate subsidiary for 100% of the then outstanding principal balance of the sold Contracts, which in turn sold the Contracts to a business trust established for the purposes of this transaction. The business trust sold notes in the amount of 95% of the then outstanding principal balance of the Contracts sold and certificates of beneficial interest in the amount of 5% of the outstanding balance of Contracts sold. All of such notes and 99% of such certificates were sold to third parties unaffiliated with the Company. The Company also utilized the owner trust structure for its securitization transaction in the three month period ended December 31, 1996. Subsequent to the grantor trust transaction and prior to the owner trust transaction, the Company, through a special purpose corporate subsidiary, has sold pools of Contracts (on a fixed pass-through rate basis) to an unaffiliated corporation which administers a multi-seller commercial paper conduit. For each pool of Contracts sold in this structure, the Company received a purchase price equal to 100% of the then outstanding principal balance of the sold Contracts, 3% of which was deferred and which is anticipated to be paid out of future cash flows from the pool of sold Contracts (herein referred to as the "holdback amount"). Any holdback amount is included on the Company's Consolidated Balance Sheet as "retained subordinated investments in contracts sold" under the caption "Net Investment in Automobile Receivables." At the time that the Company sells a pool of its Contracts, in addition to any holdback amount (as previously described), the Company may provide additional credit enhancement through the establishment of a restricted cash spread account ("cash spread account") which is included on the Consolidated Balance Sheet as "Restricted Funds on Deposit with Banks").

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

     The receivable related to the gain on sale is included on the Company's Consolidated Balance Sheet as "excess servicing receivable" under the caption "Net Investment in Automobile Receivables." The Company evaluates the carrying value of its excess servicing receivable for each discreet sale transaction that it has consummated at each reporting period by considering the actual prepayment and credit loss experience of the underlying sold Contracts and making an adjustment to reduce the carrying value of such receivable, if appropriate. To date, the Company has not been required to record any such adjustments, but there can be no assurance that it will not be required to do so in the future. Any adjustment of the Company's excess servicing receivable would be charged to servicing income.

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

     Due to the recognition of earnings from the gain on sale of its Contracts resulting from the sale of its Contracts, the Company's reported earnings during a particular period will be impacted by the amount and timing of additional sales which the Company may consummate in such future periods. Variations to quarterly earnings will result in relation to the amount and timing of the completion of such Contract sale transactions and to the extent that the Company cannot change the minimum interest rate that it will accept (the "Buy Rate") on Contract originations as quickly as market interest rates change.

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

     As a result of operating losses caused primarily by the tax treatment of its leases, the Company had $123.4 million in NOL carryforwards for tax reporting purposes at June 30, 1996. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the taxable income of the Company available for offset by NOL carryforwards and certain built-in tax losses will be subject to an annual limitation (the "382 Limitation") if an "ownership change" occurs. An ownership change would occur if the total percentage of stock of the Company owned by one or more "5-percent shareholders" (taking into account certain aggregation and segregation rules) increases by more than 50 percentage points during any three year period. If such an ownership change were to occur, the 382 Limitation would equal the value of the Company immediately before the ownership change, subject to certain adjustments, multiplied by the long term tax-exempt rate (as defined in Section 382), which for December 1996 was 5.80%. To the extent the 382 Limitation exceeded the Federal taxable income of the Company for a given year, the 382 Limitation for the subsequent year would be increased by such excess. The Company's NOL carryforwards, except to the extent of certain built-in tax gains, would be disallowed entirely if the Company failed to satisfy the continuity of business enterprise requirement for the two year period following such an ownership change. Under the continuity of business enterprise requirement, the Company must either continue its historical business or use a significant portion of its pre-ownership change assets in a business.

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

Results of Operations

     The following table sets forth information with respect to the Company's sources of revenue for the three and six months ended December 31, 1996 and 1995.

                                     Six Months Ended                        Three Months Ended
                                       December 31,                              December 31,
                                     ----------------                        ------------------
                                1996                1995                 1996                1995
                         ----------------     ----------------     ----------------    ----------------
                                                      (dollars in thousands)

Rental income .........  $153,040   87.9%     $129,108   89.5%     $ 77,944   87.6%    $ 65,854   89.1%
Gain on sale of retail      5,566    3.2         4,458    3.1         2,966    3.3        2,428    3.3
 installment contracts
Interest and other
 income ...............     5,238    3.0         3,654    2.5         2,413    2.7        2,159    2.9
Gain on vehicle
 dispositions and lease
 terminations .........     3,796    2.2         2,990    2.1         2,261    2.6        1,471    2.0
Servicing income ......     6,449    3.7         4,118    2.8         3,394    3.8        1,985    2.7
                         --------  -----      --------  -----      --------  -----     --------  -----
   Total revenues .....  $174,089  100.0%     $144,328  100.0%     $ 88,978  100.0%    $ 73,897  100.0%
                         ========  ======      =======  ======     ========  =====     ========  =====

     Three months ended December 31, 1996 compared to three months ended December 31, 1995

     Revenues for the three months ended December 31, 1996 increased to $89.0 million from $73.9 million for the three months ended December 31, 1995 representing an increase of 20.4%.

     Rental income for the three months ended December 31, 1996 increased to $77.9 million from $65.9 million for the same three month period in the prior fiscal year, representing an increase of 18.4%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. At December 31, 1996, the Company's lease portfolio increased to $1.5 billion (95,965 leases) from $1.2 billion (77,612 leases) at December 31, 1995, representing an increase of 23.2%. For the three months ended December 31, 1996, the Company originated $176.l million of leases (9,148 leases), an increase of 31.7% over the $133.7 million of leases (7,862 leases) originated in the same period in the prior fiscal year.

     Gain on sale of retail installment contracts for the three months ended December 31, 1996 increased to $3.0 million from $2.4 million for the three months ended December 31, 1995, representing an increase of 22.2%. This increase is attributable to the increase to $92.0 million in the dollar amount of Contracts sold in the three months ended December 31, 1996 from $52.0 million in Contracts sold in the three months ended December 31, 1995. Gain on sale of retail installment contracts may vary from quarter to quarter due to the timing and dollar amount of such sales and due to changes in the spread between the Buy Rate on the sold Contracts and the pass through rate associated with such sales.

     Interest and other income for the three months ended December 31, 1996 increased to $2.4 million from $2.2 million for the three months ended December 31, 1995, representing an increase of 11.8%. The increase in interest and other income was primarily attributable to the increase in interest income on Contracts held for sale to $1.3 million for the three months ended December 31, 1996 from $751,000 for the same period of the prior fiscal year. If the Company continues to increase its originations of Contracts in the future, interest and other income could continue to grow due to increases in interest income on Contracts held for sale. The foregoing statement is forward-looking and actual results may be materially different as a result of many factors, including, without limitation, decreases in interest rates (due to market conditions, competitive pressures or otherwise) or lack of growth in Contract originations (due to general economic conditions, market changes or increased competition).

     Gain on vehicle dispositions and lease terminations for the three months ended December 31, 1996 was $2.3 million compared with $1.5 million for the three month period ended December 31, 1995, representing an increase of 53.7%. The total number of vehicles remarketed (which includes off-lease, purchased and repossessed vehicles) increased to 4,157 for the three months ended December 31, 1996 from 2,809 for the three months ended December 31, 1995, and direct vehicle repair and marketing costs associated with such sales increased to $1.8 million from $1.0 million, and are included in selling, general and administrative expenses.

     Servicing income for the three months ended December 31, 1996 increased to $3.4 million from $2.0 million for the three months ended December 31, 1995, representing an increase of 71.0%. This increase was attributable to the increase in the number of leases and Contracts serviced by the Company.

     Total expenses for the three months ended December 31, 1996 increased to $79.4 million from $66.5 million for the same period of the prior fiscal year, representing an increase of 19.4%.

     Substantially all of the Company's depreciation and amortization expense is derived from the depreciation and amortization of the Company's vehicles under operating leases and capitalized initial direct costs, respectively. Depreciation and amortization expense directly associated with the Company's leased vehicles, for the three months ended December 31, 1996, increased to $36.1 million from $32.2 million for the same three month period in the prior fiscal year, representing an increase of 12.2%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from December 31, 1995 to December 31, 1996.

     Substantially all of the Company's interest expense is the cost of the borrowings attributable to the aggregate lease portfolio. Interest expense directly associated with the Company's lease borrowings, for the three months ended December 31, 1996, increased to $27.8 million from $23.1 million for the three months ended December 31, 1995, representing an increase of 20.3%. The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio. At December 31, 1996, such aggregate non-recourse borrowings had increased to $1.6 billion from $1.3 billion at December 31, 1995, representing an increase of 22.1%.

     Selling, general and administrative expenses for the three months ended December 31, 1996 increased to $14.6 million from $10.6 million for the same three month period of the prior fiscal year, representing an increase of 37.0%. This increase was primarily due to the increased costs associated with the increased lease and Contract originations for the three months ended December 31, 1996 over the same three month period of the prior fiscal year and from servicing such lease and Contract portfolios.

     As a result of the above factors, net income for the three months ended December 31, 1996 increased to $5.9 million from $4.5 million for the three months ended December 31, 1995, representing an increase of 29.2%.

     Six months ended December 31, 1996 compared to six months ended December 31, 1995

     Revenues for the six months ended December 31, 1996 increased to $174.1 million from $144.3 million for the six months ended December 31, 1995 representing an increase of 20.6%.

     Rental income for the six months ended December 31, 1996 increased to $153.0 million from $129.1 million for the same six month period in the prior fiscal year, representing an increase of 18.5%. The increase in rental income was attributable to the increase in the Company's aggregate lease portfolio. For the six months ended December 31, 1996, the Company originated $363.3 million of leases (20,115 leases), an increase of 22.7% over the $296.0 million of leases (16,865 leases) originated in the same period in the prior fiscal year.

     Gain on sale of retail installment contracts for the six months ended December 31, 1996 increased to $5.6 million from $4.5 million for the six months ended December 31, 1995, representing an increase of 24.9%. This increase is attributable to the increase to $178.4 million in the dollar amount of Contracts sold in the six months ended December 31, 1996 from $89.6 million in Contracts sold in the six months ended December 31, 1995. Gain on sale of retail installment contracts may vary from quarter to quarter due to the timing and dollar amount of such sales and due to changes in the spread between the Buy Rate on the sold Contracts and the pass through rate associated with such sales.

     Interest and other income for the six months ended December 31, 1996 increased to $5.2 million from $3.7 million for the six months ended December 31, 1995, representing an increase of 43.3%. The increase in interest and other income was primarily attributable to the increase in interest income on Contracts held for sale to $2.5 million for the six months ended December 31, 1996 from $1.4 million for the same period of the prior fiscal year. If the Company continues to increase its originations of Contracts in the future, interest and other income could continue to grow due to increases in interest income on Contracts held for sale. The foregoing statement is forward-looking and actual results may be materially different as a result of many factors, including, without limitation, decreases in interest rates (due to market conditions, competitive pressures or otherwise) or lack of growth in Contract originations (due to general economic conditions, market changes or increased competition).

     Gain on vehicle dispositions and lease terminations for the six months ended December 31, 1996 increased to $3.8 million from $3.0 for the same six month period in the prior fiscal year. The total number of vehicles remarketed (which includes off- lease, purchased and repossessed vehicles) increased to 8,711 for the six months ended December 31, 1996 from 6,666 for the six months ended December 31, 1995, and direct vehicle repair and marketing costs associated with such sales increased to $3.3 million from $2.3 million, and are included in selling, general and administrative expenses.

     Servicing income for the six months ended December 31, 1996 increased to $6.4 million from $4.1 million for the six months ended December 31, 1995, representing an increase of 56.6%. This increase was attributable to the increase in the number of leases and Contracts serviced by the Company.

     Total expenses for the six months ended December 31, 1996 increased to $155.1 million from $130.3 million for the same period of the prior fiscal year, representing an increase of 19.1%.

     Depreciation and amortization expense directly associated with the Company's leased vehicles, for the six months ended December 31, 1996, increased to $71.5 million from $63.6 million for the same six month period in the prior fiscal year, representing an increase of 12.4%. The increase in depreciation and amortization expense was principally attributable to the increase in the Company's aggregate lease portfolio from December 31, 1995 to December 31, 1996.

     Interest expense directly associated with the Company's lease borrowings, for the six months ended December 31, 1996, increased to $54.7 million from $44.9 million for the six months ended December 31, 1995, representing an increase of 21.7%. The increase in such interest expense was primarily due to the increased borrowings attributable to the Company's aggregate lease portfolio.

     Selling, general and administrative expenses for the six months ended December 31, 1996 increased to $27.3 million from $20.7 million for the same six month period of the prior fiscal year, representing an increase of 32.1%. This increase was primarily due to the increased costs associated with the increased lease and Contract originations for the six months ended December 31, 1996 over the same six month period of the prior fiscal year and from servicing such lease and Contract portfolios.

     As a result of the above factors, net income for the six months ended December 31, 1996 increased to $11.6 million from $8.6 million for the six months ended December 31, 1995, representing an increase of 34.9%.

Liquidity and Capital Resources

     The following table sets forth the major components of the increase in cash and cash equivalents:

                                                Six Months Ended December 31,
                                             -----------------------------------
                                                1996                     1995
                                                ----                     ----
                                                        (in thousands)

Net cash provided by operating activities    $   54,666               $  54,568
Net cash used in investing activities....      (242,439)               (218,803)
Net cash provided by financing activities       174,322                 200,923
                                             ----------               ---------
  Net increase (decrease) in cash and
    cash equivalents......................   $  (13,451)              $  36,688
                                             ==========               =========

     The Company's net cash provided by operating activities in the periods indicated above has been significantly greater than its net income. Included in the net cash provided by operating activities is net income plus non-cash adjustments aggregating $43.1 million and $46.0 million for the six months ended December 31, 1996 and 1995, respectively. Depreciation expense was the major component of such non-cash adjustments in each period.

     The Company's most significant uses of cash include the purchase of vehicles subject to operating leases and the principal payments on "notes payable - non-recourse." The cash used to purchase vehicles is generated by the Company's financing such leases on a non-recourse basis with various Lenders. At December 31, 1996, the Company's non-recourse borrowings associated with its vehicles under operating leases aggregated $1.6 billion. The Company has no binding commitments from any Lender to fund future leases nor has the Company committed to provide lease receivables to any Lender.

     Furthermore, the Company's ability to finance substantially all of its leases at a premium to the respective vehicle costs provides a substantial source of cash. The following table sets forth information regarding the net excess cash derived from financing its lease originations during each period indicated.

                                                Six Months Ended December 31,
                                              ---------------------------------
                                                1996                    1995
                                                ----                    ----
                                                        (in thousands)
Proceeds from notes payable and obligations
  under capital leases - non-recourse....     $374,698                $319,498
Purchases of vehicles under operating
  leases(1)..............................     (348,327)               (292,682)
                                              --------                --------
Total net cash proceeds..................     $ 26,371                $ 26,816
                                              ========                ========
----------
(1) Excludes those leases which have been partially or not funded by a Lender representing purchases of vehicles under operating leases of $15.0 million and $10.3 million for the six months ended December 31, 1996 and 1995, respectively.

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

     During the six months ended December 31, 1996, the Company also used cash to (i) purchase Contracts, including the payment of Dealer Commissions, (ii) provide credit enhancement with respect to the sale of Contracts and (iii) finance its inventory of off-lease automobiles.

     In order to facilitate the purchase of Contracts, the Company has sold substantially all of its Contracts in securitization transactions or on a private whole-loan basis. During the six months ended December 31, 1996 the Company originated and sold an aggregate amount of $184.9 million and $178.4 million, respectively, of Contracts. The difference between the amount originated and sold during such period is primarily due to the timing of Contract sale transactions. The Company has never had any difficulty in selling its Contracts on terms favorable to the Company, although there can be no assurance that it will be able to continue to do so.

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

     The Company also utilizes cash both to fund Dealer Commissions in connection with the origination of Contracts and to fund credit enhancement associated with the sale of such Contracts either in the form of retained subordinated investments and/or cash spread accounts. For the six months ended December 31, 1996, Dealer Commissions associated with the Company's Contract originations were $7.9 million. With respect to Contracts sold in the six months ended December 31, 1996, initial deposits to cash spread accounts in such Contracts sold totalled $2.0 million. The Company's indirect automobile lending operations generate cash flow from collections on retained subordinated investments and withdrawals from cash spread accounts (i.e., excess servicing cash flow). Such cash flow is available to fund Dealer Commissions, retained subordinated investments and cash spread accounts. For the six months ended December 31, 1996, servicing cash flow and collections on retained subordinated investments received by the Company from previously sold Contracts were, in the aggregate, $3.0 million. Excess servicing cash flow and collections on retained subordinated investments to be realized by the Company in the future from Contracts previously sold are expected to enable the Company to recover the excess servicing receivable, retained subordinated investments and cash spread accounts associated with such sold Contracts. As Contract originations continue to grow, the Company expects to fund Dealer Commissions and credit enhancement from available cash, excess servicing cash flow and collections on retained subordinated investments from Contracts previously sold. Although the Company believes it will be able to obtain financing and achieve liquidity (including through any required warehousing arrangements) adequate to support its current and future indirect automobile lending operations, this is a forward-looking statement and there can be no assurance that it will be able to do so.

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

     The Company's vehicle inventory at December 31, 1996 was $32.4 million as compared to $13.9 million at December 31, 1995. Because the Company expects to increase the number of vehicles sold in each of the next several years due to an increasing number of vehicles reaching scheduled lease termination, vehicle inventories are expected to increase. The Company expects to finance its vehicle inventory with its revolving credit facilities and available cash; however, this is a forward-looking statement and there can be no assurance that it will be able to do so.

     The Company maintains a $10.0 million line of credit facility at the prime rate of interest to finance its automobile inventory held for sale. At December 31, 1996, the Company had an aggregate availability under the facility of $10.0 million. The Company also maintains an additional $2.0 million revolving credit facility at an interest rate of prime plus 1.5% to finance automobile inventory. At December 31, 1996, the Company had an aggregate availability under the facility of $2.0 million.

     The Company incurred capital expenditures of $4.2 million in the six months ended December 31, 1996. The Company is continuing to review and upgrade its current computer data processing and servicing systems and expects to continue to invest capital to obtain new hardware and software for such systems. The Company also expects to make certain additional capital improvements to its reconditioning and remarketing facility during the current fiscal year and beyond. The Company has no other material commitments for capital expenditures. The foregoing statements are forward-looking statements, and there can be no assurance that such statements will prove to be true or accurate due, in part, to the Company's need to remain flexible in its capital expenditures.

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

Item 1.  Legal Proceedings -  Not Applicable.

Item 2.  Changes in Securities - Not Applicable.

Item 3.  Defaults Upon Senior Securities - Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders -

     On November 4, 1996, the Company held its 1996 annual meeting of shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934 (Proxy Statement dated October 1, 1996, Commission File Number 0-22830).

     At the Meeting, the Company's shareholders re-elected Stephen V. Murphy, Christopher S. Pascucci and Michael C. Pascucci as Class III Directors of the Company. The Company's Class I Directors (Peter I. Cavallaro, Mark A. Freeman and Gene M. Bernstein) and Class II Directors (John A. Danzi, Robert Ench and Ralph P. Pascucci) continued in office after the Meeting.

     In addition, the shareholders ratified the selection by the Board of Directors of BDO Seidman, LLP as the Company's outside auditors for the fiscal year ended June 30, 1997.

     The following tables summarize the votes cast at the Meeting on the matters brought before the shareholders:

     1.   Election of Class III Directors

                               Votes         Votes         Votes       Broker
Nominee Name                    For         Against       Withheld    Non-Voter
------------                    ---         -------       --------    ---------
Stephen V. Murphy            83,838,880        0           10,404         0
Christopher S. Pascucci      83,838,870        0           10,414         0
Michael C. Pascucci          83,838,830        0           10,454         0

     2. Ratification of BDO Seidman, LLP as the Company's outside auditors for the fiscal year ended June 30, 1997.

Votes                          Votes         Votes         Broker
 For                          Against       Withheld      Non-Votes
-----                         -------       --------      ---------

83,833,519                     4,901           0              0

Item 5.  Other Information

     On January 17, 1997, the Company filed with the SEC a Current Report on Form 8-K dated January 14, 1997 in connection with the Merger.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Please see Index of Exhibits following the signature page of this Report.

     (b) Reports on Form 8-K

     The Company was not required to file a current report on Form 8-K during the quarter ended December 31, 1996 and none were filed during that period.


                           [Intentionally Left Blank]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OXFORD RESOURCES CORP.
                                       (Registrant)

Date: February 5, 1997                 By  /s/ Christopher S. Pascucci
                                          ----------------------------
                                          Christopher S. Pascucci
                                          Executive Vice President &
                                          Chief Financial Officer


                                       Signing on behalf of the registrant
                                       and as principal financial officer

                                INDEX OF EXHIBITS

Exhibit Number                      Description
--------------                      -----------

    10.01 Sale and Servicing Agreement dated as of December 14, 1996 between Centrex Auto Trust 1996-B, as Issuer, Centrex Capital Corp., as Sponsor, Centrex Capital Automobile Assets (Number Three), Inc., as Seller and Oxford Resources Corp., as Servicer.

    10.02 Indenture dated as of December 14, 1996 between Centrex Auto Trust 1996-B and The Bank of New York, as Trustee.

    10.03 Third Amendment to Loan Purchase Agreement dated as of March 31, 1995 among Centrex Capital Automobile Assets (Number Two), Inc., as Seller; Centrex Capital Automobile Assets (Number Four), Inc., as Seller; Oxford Resources Corp., as Servicer; The Bank of New York, as Custodian and Stand-by Servicer; Clipper Receivables Corporation, as Purchaser; State Street Boston Capital Corporation; as Administrator; and State Street Bank and Trust Company, as Relationship Bank.

    11                   Statement of Computation of Net Income Per Common Share

    27                   Financial Data Schedule